Form 10-K
period 1995-04-01
URT INDUSTRIES INC
filed 1995-06-30
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of l934


For the fiscal year ended April 1, 1995.              Commission File No. 0-6882

                              URT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

          Florida                                         59-1167907
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

          3451 Executive Way, Miramar, Florida           33025
        (Address of principal executive offices)       (Zip Code)

Registrant's telephone number, including area code:    (305) 432-4200

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                 Class A Common Stock, par value $.01 per share
                 Class B Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of l934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES     X          NO
                         ----------        -----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                     YES                NO     X
                         ----------        -----------

The aggregate market value (based on the average high and low, bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of May 30, 1995, approximately $1,935,800.

At May 30, 1995, the registrant's transfer agent reported as issued and outstanding:

              11,191,293 Shares of Class A Common Stock
               1,365,589 Shares of Class B Common Stock

                                     PART I


Item 1.  BUSINESS

         URT Industries, Inc. ("URT" or the "Company"), a Florida corporation, was incorporated in 1967, the year it succeeded to the business of two companies which had commenced operations in 1961 and 1965, respectively. Its executive offices are located at 3451 Executive Way, Miramar, Florida 33025. Its telephone number is 305-432-4200.

         Since 1981, URT has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail
Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT owns all of PEC's issued and outstanding shares of preferred stock and approximately 87% of its issued and outstanding shares of common stock. The remaining approximately 13% of such common stock is owned by non-affiliated persons.


The Peaches Stores

         The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ended April 1, 1995:


                                        1995     1994     1993     1992     1991
                                        ----     ----     ----     ----     ----
Number of stores:

  At beginning of period ..........      20       21       22       21       20
  Opened during period ............       1        0        0        2        2
  Closed during period ............      (2)      (1)      (1)      (1)      (1)
                                         --       --       --       --       --
  At end of period ................      19       20       21       22       21

         Between April 1, 1995 and the date of this filing, PEC closed two additional stores, leaving, at present, a total of 17 "Peaches" stores (the
"'Peaches' stores") in operation in five states. Such states are Florida (10 stores), Virginia (3 stores), North Carolina (2 stores), South Carolina (1 store) and Alabama (1 store). PEC does not have any present plans to open any additional stores during the 1996 fiscal year.

       PEC leases all but one of its stores. It has options to renew most of its leases for various periods. The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking.

       Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of URT and his brother, a former director of URT. The store in North Miami Beach, Florida is leased from two directors and two children of such former director. See "Certain Relationships and Related Transactions".

       For information concerning real property owned by PEC, see "Properties".


Trademarks

       PEC is the registered owner of and owns nationwide rights to the tradename, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.


Operation of the Peaches Stores

       The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for ordering, pricing and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. PEC has implemented a computerized inventory control system at each of its stores.

         As of May 15, 1995, PEC purchased merchandise from approximately 54 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY, UNI and WEA. Approximately 77% of the merchandise purchased during the fiscal year ended April 1, 1995 (the "1995 fiscal year") came from such six principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. The loss of any particular supplier would not have a materially negative effect on PEC's results of operations, although in some cases, the expenses would be greater if such alternate sources were utilized. Merchandise is generally delivered directly by suppliers to the stores.

       The usual terms received from suppliers provide for payment to be made within 60 days from the end of the month in which a purchase is made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

       Under current industry practice, PEC is able to return merchandise, without limitation, to all suppliers, who charge a slight penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Up to the present time, the suppliers' return policies have not had any adverse effect on PEC's business.

       Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week. Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 24% of total sales for each year; sales between April and June were approximately 23% of total sales; sales between July and September were approximately 22% of total sales; and sales between October and December were approximately 31% of total sales.


Competition

         The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. Recently, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggresive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products.


Employees

       As of May 5, 1995, URT and PEC employed 340 persons in all capacities. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.


Management Agreement Between URT and PEC

       On April 3, 1994, when the 1995 fiscal year began, a management agreement was in effect between URT and PEC (hereinafter, collectively, the "URT
Companies"). Such agreement provided that it would remain in effect through March 30, 1996; that PEC would pay URT an annual fee of 3-1/2% of its net sales, subject to a maximum amount of $1,400,000; that URT would provide PEC with the services of Allan Wolk as president and chairman of PEC; that URT would pay PEC for certain accounting and administrative services performed by PEC at the rate of $39,600 per annum (subject to periodic equitable adjustment depending upon the amount of such services); and that so long as URT and PEC filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. Such agreement was amended as of October 2, 1994 to provide that for the above described services, instead of the compensation described above, PEC would be required to pay URT, in equal weekly installments, a fee of $500,000 during the period from October 2, 1994 through April 1, 1995 and a fee at the rate of $750,000 per annum for the period from April 2, 1995 until March 30, 1996. During both the 1994 and 1995 fiscal years, Mr. Wolk devoted approximately 75% of his working time to the business of PEC. As a result of the above-described arrangements, PEC paid URT a management fee of $1,024,386 for the 1995 fiscal year, as compared to $1,263,010 for the 1994 fiscal year, and URT paid expenses as described above of approximately $39,600 for each of such fiscal years.

Item 2.  PROPERTIES

         The URT Companies' headquarters are located in Miramar, Florida in a building which is leased by PEC. Such building contains a total of approximately 26,000 square feet, approximately 11,000 square feet of which is office space and approximately 15,000 square feet of which is warehouse space.

         PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage. All other "Peaches" stores are leased. For information concerning such other stores operated by PEC, see "Business--The Peaches Stores".

         During the 1995 fiscal year, PEC purchased land in Lafayette, Louisiana, with the intention of constructing a store. However, it subsequently decided not to construct a store and, after the end of such fiscal year, sold the land for an amount approximately equal to its original purchase price.


Item 3.  LEGAL PROCEEDINGS

         In April, 1991, Service Merchandise Company, Inc. ("Service") commenced an action against PEC in the North Carolina General Court of Justice, Superior Court Division, Mecklenburg County, based on PEC's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February, 1991. Before closing the store, PEC had attempted to sublease it to a subtenant, but Service refused to consent to the sublease. In such action, Service sought a judgment for rent arrears plus its reasonable attorneys' fees and expenses, and for an order requiring PEC to pay the rent required to be paid under the lease through July 31, 1997, less any amounts recovered from a current tenant or any subsequent occupant of such premises. PEC asserted various defenses including the failure of Service to mitigate damages by refusing to consent to the sublease of the premises by PEC to a financially responsible and reputable company. Following a trial in December, 1993, a judgment was issued in favor of Service in February, 1995, for rent due to such date and PEC remains liable under the lease through July 31, 1997. Under such judgment PEC was ordered to pay the sum of $405,460 to plaintiff, which amount was duly paid by PEC to Service in March, 1995.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau,
Incorporated:

                                                 Bid Prices         Asked Prices
                                                 ----------         ------------
                                                High    Low         High    Low
1993
- ----
    Quarter ended March 31,                     3/16    1/8         9/16    5/16
    Quarter ended June 30,                      3/16    1/8         3/8     5/16
    Quarter ended Sept. 30,                     3/16   1/16         3/8     3/16
    Quarter ended Dec. 31,                       .15   1/16         5/16    3/16

1994
- ----
    Quarter ended March 31,                      .18   1/16          .36     .23
    Quarter ended June 30,                       .16    1/8          .36     .22
    Quarter ended Sept. 30,                      .16    .09          .50     .19
    Quarter ended Dec. 31,                       .16    .09          .50     .19

1995
- ----
    Quarter ended March 31,                      .14    .10          1/2     .19
    Quarter through May 30,                      .14    .10          1/2     .19

         The following table sets forth the high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                                 Bid Prices         Asked Prices
                                                -----------         ------------
                                                High    Low         High    Low
1993
- ----
    Quarter ended March 31,                      1/4    1/4         5/8     1/2
    Quarter ended June 30,                       1/4    1/4         5/8     1/2
    Quarter ended Sept. 30,                      1/4    1/8         5/8     1/2
    Quarter ended Dec. 31,                       1/4    1/8         5/8     1/2

1994
- ----
    Quarter ended March 31,                      1/4    1/8         5/8     1/2
    Quarter ended June 30,                       1/4    1/8         5/8     1/2
    Quarter ended Sept. 30,                      1/4    1/8         5/8     5/16
    Quarter ended Dec. 31,                       1/8    1/8         5/8     5/16


1995
- ----
    Quarter ended March 31,                       .13   1/8         5/8     5/16
    Quarter through May 30,                       .13   1/8         5/8     5/16

         The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.


Dividends

         There has been no payment of dividends during the past five years and payment of dividends in the future will depend on URT's earnings and needs.


Approximate Number of Equity Security Holders

         The following table indicates the approximate number of holders of record of each class of URT's equity securities as of May 30, 1995, based on information supplied by URT's transfer agent:

                                                      Number of Record
                 Title of Class                            Holders
                 --------------                       ----------------

         Class A Common Stock, $.01 par value               5,035

         Class B Common Stock, $.01 par value               1,235

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                            April 1,        April 2,        April 3,       March 28,      March 30,
                                                             1995            1994           1993(1)          1992           1991
                                                             ----            ----           -------          ----           ----
Operating Statement Data:
     Net sales                                           $ 31,960,986      36,303,498      37,861,440     35,566,752      35,522,631

     Net income (loss)                                     (1,759,085)       (153,053)        290,085       (269,333)        871,525

     Income (loss) per common share                             (0.14)          (0.01)           0.02          (0.02)           0.07

     Weighted average number of common shares
        outstanding                                        12,674,448      12,695,136      12,594,531     12,753,748      12,568,161

Balance sheet data:
     Working capital                                        5,168,136       6,651,083       6,520,743      5,540,347       5,777,300

     Total assets                                          14,647,795      16,805,328      17,504,370     15,999,575      16,361,380

     Current portion of long-term obligations                 110,028         131,173         174,579        188,524          65,139

     Long-term obligations                                    929,654         705,109         836,282      1,010,861         858,117

     Shareholders' equity                                   6,702,841       8,507,621       8,646,416      8,322,299       8,702,740

Store data:
     Weighted average square feet of selling space            130,157         137,145         139,850        145,279         136,473

     Weighted average sales per square foot of
        selling space                                             246             265             271            245             260

     Number of stores open at end of period                        19              20              21             22              21

There were no cash dividends declared for common stock in any of the periods presented.

(1) Includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

FISCAL YEAR ENDED APRIL 1, 1995 (1995) COMPARED TO FISCAL YEAR ENDED APRIL 2, 1994 (1994)

Net sales for 1995 decreased 12.0% compared to 1994. Such decrease is attributed to an 8.2% decrease in comparable store sales, and a 3.8% decrease in sales in those stores that opened or closed during 1995 versus 1994.

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and will be expanded to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

The cost of sales for 1995 was lower than that for 1994 due to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.7% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

Selling, general, and administrative (SG&A) expenses in 1995 decreased 6.8% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (1.0%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.6%), a decrease in corporate overhead (2.8%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales increased from 37.4% in 1994 to 39.7% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

Store closing costs increased in 1995 over 1994 due to the fact that the cost of closing 1 store is included in 1994, and the cost of closing 4 stores is included in 1995.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) "Accounting for Income Taxes," which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $1,759,000 in 1995 versus a net loss of approximately $153,000 in 1994 due to costs of closing 4 stores, the loss on litigation, and the reduction in net sales and gross profit as described above.

FISCAL YEAR ENDED APRIL 2, 1994 (1994) COMPARED TO FISCAL YEAR ENDED APRIL 3, 1993 (1993)

Net sales for 1994 decreased 4.1% compared to 1993. Such decrease is attributed to the fact that 1993 included 53 weeks of operations (1.7%), a decrease in comparable store sales (1.6%), store closings due to inclement weather (0.3%) and a decrease in sales in those stores that opened or closed during 1994 versus 1993 (0.5%).

The cost of sales for 1994 was lower than that for 1993 due to decreased net sales. Cost of sales as a percentage of net sales for both 1994 and 1993 was 62.7%.

Selling, general, and administrative (SG&A) expenses in 1994 increased 1.3% compared to 1993. Such increase is attributable to an increase in comparable store expense (1.7%), an increase in corporate overhead (1.2%), an increase in the cost of store openings (0.7%), offset by a decrease in store expenses that opened or closed during 1994 versus 1993 (1.4%), and a decrease due to the fact that 1993 included 53 weeks of operations (0.9%). SG&A expenses, as a percentage of net sales increased from 35.4% in 1993 to 37.4% in 1994 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) "Accounting for Income Taxes," which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $153,000 in 1994 versus net income of approximately $291,000 in 1993 due to the decrease in net sales and an increase in certain SG&A expenses as discussed above. Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

FISCAL YEAR ENDED APRIL 3, 1993 (1993) COMPARED TO FISCAL YEAR ENDED MARCH 28, 1992 (1992)

Net sales for 1993 increased 6.4% compared to 1992. Such increase is attributable to the fact that 1993 included 53 weeks of operations (1.8%), an increase in comparable store sales (3.8%), and an increase in sales in those stores that opened or closed during 1993 versus 1992 (0.8%).

Cost of sales for 1993 increased compared to 1992 due primarily to increased sales volume as described above. Cost of sales as a percentage of net sales for 1993 (62.7%) was lower than that for 1992 (63.7%) due to the amortization of $131,000 relating to the cost of video cassettes, which were test marketed and discounted in 1992.

Selling, general, and administrative (SG&A) expenses for 1993 decreased 0.1% compared to 1992. Such decrease is attributable to a decrease in expenses of comparable stores (2.2%), an increase in expenses of stores opened or closed in 1993 versus 1992 (0.9%), an increase attributable to the fact that 1993 included 53 weeks of operations (0.9%), an increase in corporate overhead (0.1%), and an increase in expenses incurred in connection with the opening of stores (0.2%). SG&A expenses, as a percentage of net sales decreased from 38.0% in 1992 to 35.4% in 1993 due to the fixed nature of certain expenses and the increase in net sales.

Store closing costs increased in 1993 over 1992 because the costs incurred with the closing of the store due to Hurricane Andrew in 1993 was higher than the negligible cost of closing the store in 1992.

The Company achieved net income of approximately $290,000 in 1993 versus a net loss of approximately $269,000 in 1992 due to the increase in net sales which was partially offset by the increases in certain SG&A expenses as discussed above. Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

Liquidity and Capital Resources

The Company had working capital of $5,168,136 at April 1, 1995 compared to working capital of $6,651,083 at April 2, 1994 and a current ratio (the ratio of total current assets to total current liabilities) of 1.86 to 1 at April 1, 1995 compared to a current ratio of 2.05 to 1 at April 2, 1994.

The Company has historically maintained a strong cash position and management believes that this will continue in the future.

At April 1, 1995, the Company had long-term obligations of $929,654. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management believes that the Company has excellent relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations and the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

In July 1995, the Company will be selling its leasehold in a store to the landlord for $325,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                     [LETTERHEAD OF KPMG PEAT MARWICK LLP]


                          Independent Auditors' Report


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Miramar, Florida:


We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and subsidiaries as of April 1, 1995 and April 2, 1994, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended April 1, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and subsidiaries as of April 1, 1995 and April 2, 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended April 1, 1995, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG PEAT MARWICK LLP


June 9, 1995

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                         April 1, 1995 and April 2, 1994

                           Assets                                  1995            1994
                                                                   ----            ----
Current assets:
     Cash and cash equivalents                                 $  2,014,147       6,723,034
     Marketable investment securities                             2,649,534            --
     Inventories                                                  5,578,737       5,842,316
     Current portion due from officers/shareholders (note 2)         28,470          26,285
     Land held for sale (note 10)                                   300,000            --
     Prepaid expenses and other current assets                      368,205         376,961
     Refundable income taxes                                        257,229          24,400
                                                               ------------    ------------
                   Total current assets                          11,196,322      12,992,996

Property and equipment, net (notes 3 and 4)                       3,102,928       3,046,338
Due from officers/shareholders (note 2)                             139,550         168,020
Deferred income taxes (note 9)                                         --           342,014
Other assets                                                        208,995         255,960
                                                               ------------    ------------

                                                               $ 14,647,795      16,805,328
                                                               ============    ============

          Liabilities and Shareholders' Equity

Current liabilities:
     Note payable (note 11)                                            --            75,000
     Current portion of long-term obligations (note 4)              110,028         131,173
     Accounts payable                                             4,130,530       4,614,580
     Accrued liabilities (note 5)                                 1,787,628       1,521,160
                                                               ------------    ------------
                   Total current liabilities                      6,028,186       6,341,913

Long-term obligations (note 4)                                      929,654         705,109
Deferred rent (note 6)                                              500,470         505,008
Minority interest in a subsidiary                                   486,644         745,677
                                                               ------------    ------------
                                                                  7,944,954       8,297,707
                                                               ------------    ------------
Shareholders' equity (note 7):
     Common stock, $.01 par value; 30,000,000 shares
        authorized; 15,317,454 and 15,231,204 shares
        issued in 1995 and 1994, respectively; and
        12,536,201 and 12,773,737 shares outstanding in
        1995 and 1994, respectively                                 153,175         152,312
     Additional paid-in capital                                   5,542,152       5,538,987
     Retained earnings                                            1,987,944       3,747,029
                                                               ------------    ------------
                                                                  7,683,271       9,438,328
     Treasury stock, 2,781,253 and 2,457,467 common shares
        in 1995 and 1994, respectively, at cost                    (980,430)       (930,707)
                                                               ------------    ------------
                   Total shareholders' equity                     6,702,841       8,507,621

Commitments and contingencies (note 6)
                                                               ------------    ------------
                                                               $ 14,647,795      16,805,328
                                                               ============    ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

       For each of the years in the three-year period ended April 1, 1995


                                                                1995            1994           1993
                                                                ----            ----           ----
Net sales                                                  $ 31,960,986      36,303,498      37,861,440
                                                           ------------    ------------    ------------
Costs and expenses:
     Cost of sales                                           20,347,493      22,762,742      23,750,684
     Selling, general and administrative expenses            12,651,133      13,576,007      13,398,936
     Store closing costs                                        548,701         278,377         229,882
     Loss on litigation (note 6)                                431,692            --              --
                                                           ------------    ------------    ------------
                                                             33,979,019      36,617,126      37,379,502
                                                           ------------    ------------    ------------
           Income (loss) from operations                     (2,018,033)       (313,628)        481,938
                                                           ------------    ------------    ------------
Other (expense) income:
     Interest expense                                           (84,478)        (88,971)       (107,487)
     Interest income                                            204,810         148,796         168,720
                                                           ------------    ------------    ------------
                                                                120,332          59,825          61,233
                                                           ------------    ------------    ------------
           Income (loss) before provision (benefit)
               for income taxes and minority
               interest in net income (loss) of
               consolidated subsidiary                       (1,897,701)       (253,803)        543,171

Provision (benefit) for income taxes (note 9)                   120,417         (86,000)        211,000
                                                           ------------    ------------    ------------
           Income (loss) before minority interest in net
               income (loss) of consolidated subsidiary      (2,018,118)       (167,803)        332,171

Minority interest in net income (loss) of consolidated
     subsidiary                                                (259,033)        (14,750)         42,086
                                                           ------------    ------------    ------------
           Net income (loss)                               $ (1,759,085)       (153,053)        290,085
                                                           ============    ============    ============

           Net income (loss) per common share              $       (.14)           (.01)            .02
                                                           ============    ============    ============


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity
                          For each of the years in the
                      three-year period ended April 1, 1995


                                  Common stock issued               Treasury stock
                            -----------------------------   ------------------------------
                                   Shares                         Shares                       Capital
                            --------------------            --------------------              in excess    Retained
                            Class "A"  Class "B"   Amount   Class "A"  Class "B"  Amount       of par      earnings      Total
                            ---------  ---------   ------   ---------  ---------  ------       ------      --------      -----
Balance, March 28, 1992    13,333,338  1,552,866  $148,862  2,167,021  182,839  $(898,221)   5,461,661    3,609,997    8,322,299

    Treasury stock
       purchased, at cost        --         --        --       33,349    4,458     (9,452)        --           --         (9,452)

    Issuance of common
       stock (note 7)         172,500       --       1,725       --       --         --         32,775         --         34,500

    Benefit from
       subsidiary's
       treasury stock
       transactions              --         --        --         --       --         --          8,984         --          8,984

    Net income                   --         --        --         --       --         --           --        290,085      290,085
                           ----------  ---------  --------  ---------  -------  ---------    ---------    ---------    ---------
Balance, April 3, 1993     13,505,838  1,552,866   150,587  2,200,370  187,297   (907,673)   5,503,420    3,900,082    8,646,416

  Treasury stock
    purchased, at cost           --         --        --       69,800     --      (23,034)        --           --        (23,034)

  Issuance of common
    stock (note 7)            172,500       --       1,725       --       --         --         32,775         --         34,500

  Benefit from
    subsidiary's
    treasury stock
    transactions                 --         --        --         --       --         --          2,792         --          2,792

  Net loss                       --         --        --         --       --         --           --       (153,053)    (153,053)
                           ----------  ---------  --------  ---------  -------  ---------    ---------    ---------    ---------
Balance, April 2, 1994     13,678,338  1,552,866   152,312  2,270,170  187,297   (930,707)   5,538,987    3,747,029    8,507,621

  Treasury stock
    purchased, at cost           --         --        --      271,500   52,286    (49,723)        --           --        (49,723)

  Issuance of common
    stock (note 7)             86,250       --         863       --       --         --         16,387         --         17,250

  Benefit from
    subsidiary's
    treasury stock
    transactions                 --         --        --         --       --         --        (13,222)        --        (13,222)

  Net loss                       --         --        --         --       --         --           --     (1,759,085)  (1,759,085)
                           ----------  ---------  --------  ---------  -------  ---------    ---------    ---------    ---------
Balance, April 1, 1995     13,764,588  1,552,866  $153,175  2,541,670  239,583  $(980,430)   5,542,152    1,987,944    6,702,841
                           ==========  =========  ========  =========  =======  =========    =========    =========    =========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended April 1, 1995


                                                                  1995           1994           1993
                                                                  ----           ----           ----
Cash flows from operating activities:
     Net income (loss)                                        $(1,759,085)      (153,053)       290,085
                                                              -----------    -----------    -----------
     Adjustments to reconcile net income (loss) to
        net cash (used in) provided by operating
        activities:
           Depreciation and amortization                          565,946        531,154        526,240
           Loss on abandonment of leasehold improvements             --          141,828           --
           Deferred income taxes                                  342,014        (49,100)       (39,000)
           Minority interest in net income (loss)
               of consolidated subsidiary                        (259,033)       (14,750)        42,086
           Change in assets and liabilities
               affecting cash flows from operating
               activities:
                  (Increase) decrease in:
                    Inventories                                   263,579        188,165       (228,081)
                    Prepaid expenses and other current
                         assets                                     8,756         57,657        171,275
                    Refundable income taxes                      (232,829)       (24,400)        81,000
                    Other assets                                   46,965        (66,711)        (3,974)
                  Increase (decrease) in:
                    Accounts payable                             (484,050)      (402,841)       828,080
                    Accrued liabilities                           266,468         22,500        311,135
                    Long-term obligations                         334,573           --             --
                    Income taxes payable                             --          (73,659)        73,659
                    Deferred rent                                  (4,538)        51,134        135,557
                                                              -----------    -----------    -----------
                        Total adjustments                         847,851        360,977      1,897,977
                                                              -----------    -----------    -----------
                        Net cash (used in) provided by
                            operating activities                 (911,234)       207,924      2,188,062
                                                              -----------    -----------    -----------
Cash flows from investing activities:
     Purchase of marketable investment securities              (2,649,534)          --             --
     Purchases of property and equipment                         (922,536)      (176,480)       (72,388)
     Due from officers/shareholders                                26,285         24,273         22,413
     Involuntary conversion of property and equipment due
        to Hurricane Andrew                                          --             --          239,380
                                                              -----------    -----------    -----------
                        Net cash (used in) provided by
                            investing activities               (3,545,785)      (152,207)       189,405
                                                              -----------    -----------    -----------

                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                  1995           1994           1993
                                                                  ----           ----           ----
Cash flows from financing activities:
     Increase in note payable                                 $      --           75,000           --
     Repayment of note payable                                    (75,000)          --             --
     Repayment of long-term debt                                 (131,173)      (174,579)      (188,524)
     Proceeds from issuance of stock                               17,250         34,500         34,500
     Acquisition of treasury stock                                (49,723)       (23,034)        (9,452)
     Acquisition of subsidiary stock                              (13,222)       (40,260)       (12,332)
                                                              -----------    -----------    -----------
                        Net cash used in financing
                            activities                           (251,868)      (128,373)      (175,808)
                                                              -----------    -----------    -----------
                        Net (decrease) increase in cash and
                            cash equivalents                   (4,708,887)       (72,656)     2,201,659

Cash and cash equivalents, beginning of year                    6,723,034      6,795,690      4,594,031
                                                              -----------    -----------    -----------
Cash and cash equivalents, end of year                        $ 2,014,147      6,723,034      6,795,690
                                                              ===========    ===========    ===========
Supplemental disclosures of cash flow  information:
     Cash paid during the period for:
           Interest                                           $    84,478         88,971        107,487
                                                              ===========    ===========    ===========

           Income taxes, net of refunds                       $    11,232         63,651         95,761
                                                              ===========    ===========    ===========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 April 1, 1995, April 2, 1994 and April 3, 1993


(1)      Business and Summary of Significant Accounting Policies

         (a)    Business

                URT Industries, Inc. and subsidiaries (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States.

         (b)    Fiscal Year

                The Company's fiscal year consists of the 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended April 1, 1995, April 2, 1994 and April 3, 1993 consisted of 52 weeks, 52 weeks and 53 weeks, respectively.

         (c)    Principles of Consolidation

                The consolidated financial statements include the accounts of URT Industries, Inc. and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 87%-owned subsidiary, Peaches Entertainment Corporation. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

         (d)    Cash Equivalents

                The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $486,192 and $4,816,000 at April 1, 1995 and April 2, 1994, respectively.

                The Company has an agreement to purchase securities overnight under agreements to resell ("repos"). At April 1, 1995 and April 2, 1994, the outstanding repos, included above, approximated $385,000 and $1,559,000, respectively, which approximated market. The repos are collaterized by U.S. Government and agency securities.

         (e)    Marketable Investment Securities

                The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS 115"), Accounting for Certain Investments in Debt and Equity Securities, effective April 3, 1994. There was no cumulative effect as a result of adopting SFAS 115 in 1995. The Company invests in short-term cash investments which are classified as available-for-sale at April 1, 1995 and are comprised of treasury bills with maturities not exceeding one year. The carrying amount approximates fair value because of the short maturity of these instruments.


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         (f)    Inventories

                Inventories, comprised of compact discs, cassettes, videos and accessories, are stated at the lower of cost (principally average) including freight in, or market.

         (g)    Property and Equipment

                Property and equipment are stated at cost. The assets are depreciated over their estimated useful lives ranging from 5 to 31-1/2 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

         (h)    Income Taxes

                The Company files a consolidated income tax return with its subsidiaries. Provision is made for deferred income taxes which result from certain items of income and expense being reported for tax purposes in periods different than those reported for financial reporting purposes. These items relate principally to the methods of accounting for store leases with future scheduled rent payment increases, inventory and the utilization of different methods of depreciation for financial statement and income tax purposes.

                Effective April 4, 1993, the Company adopted the provisions of Financial Accounting Standards Board's SFAS No. 109, Accounting for Income Taxes and has reported the cumulative effect of that change in the method of accounting for income taxes in the consolidated statements of operations. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

         (i)    Income (Loss) Per Common Share

                Income (loss) per common share was computed by dividing net income (loss) by the weighted average number of common shares outstanding during each of the periods which was 12,674,448, 12,695,136 and 12,594,531 for the years ended April 1, 1995,
                April 2, 1994 and April 3, 1993, respectively.

         (j)    Store Closing Costs

                Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         (k)    Reclassifications

                Certain amounts in the 1994 and 1993 consolidated financial statements have been reclassified to conform with the 1995 presentation.

(2)      Due From Officers/Shareholders

         Due from officers/shareholders consist of the following at April 1, 1995 and April 2, 1994:

                                                                        1995         1994
                                                                        ----         ----
            Unsecured loans made to two officers/shareholders;
                proceeds of the loans were used to purchase shares
                of the Company's Class A and Class B common
                stock in the open market from an unrelated party     $ 168,020      194,305
            Less current portion                                       (28,470)     (26,285)
                                                                     ---------      -------
                                                                     $ 139,550      168,020
                                                                     =========      =======

         The promissory note agreements with the two  officers/shareholders  are
         payable  with   interest  at 8%  in  96  equal,   consecutive   monthly
         installments through March 31, 2000.

         Under   amended  and   restated   employment   agreements   with  these
         officers/shareholders [see note 6(c)], the required loan payments will be credited as compensation for the two officers/shareholders.

         Interest income on these loans amounted to $14,590, $16,610 and $18,460 in each of the years in the three-year period ended April 1,1995, respectively, and is included in interest income in the accompanying consolidated statements of operations.

(3)      Property and Equipment

         Property and equipment consist of the following at April 1, 1995 and April 2, 1994:

                                                                 1995           1994
                                                                 ----           ----
            Land                                             $   395,570        395,570
            Building                                             538,093        538,093
            Leasehold improvements                             3,383,814      3,091,492
            Furniture and equipment                            1,620,590      1,554,964
            Building under capitalized lease (note 4)            206,964        206,964
                                                             -----------    -----------
                                                               6,145,031      5,787,083
            Less accumulated depreciation and amortization    (3,042,103)    (2,740,745)
                                                             -----------    -----------
                                                             $ 3,102,928      3,046,338
                                                             ===========      =========


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(4)      Long-term Obligations

         Long-term obligations consists of the following at April 1, 1995 and April 2, 1994:

                                                                         1995           1994
                                                                     -----------    -----------
            Capital lease obligation, due in monthly installments
                of $3,382, including interest at 17.5%; final
                payment due March 2005                               $   191,096        197,605

            Mortgage payable, due in equal installments of
                $2,981 per month, including interest at prime plus
                .5%; collateralized by the mortgaged property with
                depreciated cost of $836,297; final balloon
                payment of $427,500 due September 1997                   514,013        549,788

            Lease obligation on closed store, net of sublease
                rentals, including interest at 10%, payable in
                monthly installments until November 2004                 334,573           --

            Note payable, with interest at 10%; repaid December
                1994                                                        --           88,889
                                                                     -----------    -----------
                                                                       1,039,682        836,282
            Less current portion                                        (110,028)      (131,173)
                                                                     -----------    -----------
                                                                     $   929,654        705,109
                                                                     ===========    ===========

        The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was $99,000 for each of the years in the three-year period ended April 1, 1995.

        The following represents future minimum lease payments under the capital lease obligation:

                          Fiscal year                       Amount
                          -----------                       ------
                             1996                         $ 40,600
                             1997                           40,600
                             1998                           40,600
                             1999                           40,600
                             2000                           40,600
                          Thereafter                       202,760
                                                          --------
            Total minimum lease payments                   405,760

            Less amount representing interest              214,664
                                                          --------
            Present value of minimum lease payments       $191,096
                                                          ========


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         Maturities of long-term obligations, excluding the capital lease obligation, to maturity, are as follows:

                          Fiscal year                      Amount
                          -----------                      ------
                             1996                         $102,284
                             1997                          519,818
                             1998                           37,639
                             1999                           32,968
                             2000                           35,021
                          Thereafter                       120,856
                                                          --------
                                                          $848,586
                                                          ========

         In addition, the Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of April 1, 1995. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets.

(5)      Accrued Liabilities

         Accrued liabilities consist of the following at April 1, 1995 and April 2, 1994:

                                                            1995         1994
                                                            ----         ----
           Gift certificate and credit slip liability    $  484,501      426,547
           Other                                          1,303,127    1,094,613
                                                         ----------    ---------
                                                         $1,787,628    1,521,160
                                                         ==========    =========

(6)      Commitments and Contingencies

         (a)    Leases

                The Company is a lessee under various operating leases, several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended April 1, 1995. Most of the leases contain renewal options.

                The aggregate minimum rental commitments under all noncancelable operating leases are as follows:

                          Fiscal year                  Amount
                          -----------                  ------
                             1996                   $ 1,812,210
                             1997                     1,695,177
                             1998                     1,561,568
                             1999                     1,340,440
                             2000                     1,181,966
                          Thereafter                  5,799,015
                                                    -----------
                                                    $13,390,376
                                                    ===========


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


                Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to $2,410,000, $2,561,000 and $2,639,000, respectively, for each of the years in the three-year period ended April 1, 1995.

                Rental expense on two stores owned by two directors and/or their relatives was $234,000 for each of the years in the three-year period ended April 1, 1995.

         (b)    Legal Matters

                The Company has been party to a lawsuit involving the Company's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February, 1991. In February 1995, the Court entered a judgment ordering the Company to pay the sum of
                $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

         (c)    Employment Agreements

                As amended October 1, 1994, the Company entered into amended and restated employment agreements with two officers, which expire March 31, 2000 and September 30, 1996, respectively. The aggregate annual average base compensation under such agreements is approximately $720,000 and $242,000, respectively. In addition, the two officers shall be credited, as compensation, with the monthly amounts payable by them to the Company under promissory notes (note 2). The Company also agreed to engage one of the officers as a consultant during the period from the date immediately following the period of employment until September 3, 2005, with an aggregate average annual base compensation of approximately $81,000.

                The respective employment agreements provide the officers with the use of an automobile, full medical coverage, reimbursement for life insurance policies, paid vacations and substantial severance pay to one of the officers if the Company refuses to renew the employment agreement upon expiration, or in the event of termination upon mutual consent or termination in certain other events.

(7)      Shareholders' Equity

         Authorized shares of common stock as of April 1, 1995 and April 2, 1994 were 20,000,000 Class "A" and 10,000,000 Class "B" shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.

         The Company had agreed to sell to two officers shares of Class "A" common stock in 96 equal consecutive monthly installments, starting April 1, 1992, each installment involving the purchase of an aggregate of 14,375 shares for $2,875 ($.20 per share). The amounts required to purchase such shares were required to be credited as compensation to the two officers. Effective October 1, 1994, the agreements were terminated.


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(8)      Pension Plan

         Effective September 15, 1994, the Company decided to curtail its noncontributory defined benefit plan which it had maintained with its Parent. As a result of this curtailment all future benefit accruals were eliminated and accrued benefits became fully vested.

         The following table sets forth the plan's funded status at April 1, 1995 and April 2, 1994:

                                                                   1995           1994
                                                                ---------      ---------
            Actuarial present value of benefit obligations:
                 Accumulated benefit obligation including
                    vested benefits of $833,486 in 1995
                    and $679,896 in 1994                        $(833,486)      (699,785)
                                                                =========      =========
                 Projected benefit obligation for service
                    rendered to date                             (833,486)      (946,487)
            Plan assets at fair value                             852,982        931,885
                                                                ---------      ---------
            Plan assets in less than projected benefit
               obligation                                          19,496        (14,602)

            Unrecognized amounts:
                 Net gain                                          19,033        (68,573)
                 Prior service costs                                 --           24,282
                 Obligation at transition                            --           52,768
                                                                ---------      ---------
            Accrued pension costs                               $  38,529         (6,125)
                                                                =========      =========

         Net pension cost for each of the years in the three-year period ended April 1, 1995 included the following components:

                                                                1995          1994          1993
                                                              --------      --------      --------
            Service cost - benefits earned during the
                period                                        $ 13,330       128,990       125,369
            Interest cost on projected benefit obligation       83,137        62,124        48,453
            Actual return on plan assets                       (43,011)      (50,905)      (17,980)
            Net amortization and deferral                       (9,854)        1,022       (32,884)
                                                              --------      --------      --------
            Net periodic pension cost                         $ 43,602       141,231       122,958
                                                              ========      ========      ========


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         The weighted average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 5.75% and 8.0% and 0% and 4.5%, as of April 1, 1995 and April 2, 1994, respectively. The expected long-term rate of return on assets was 7.0%.

(9)      Income Taxes

         The provision (benefit) for income taxes consists of:

                                1995           1994           1993
                             ---------      ---------      ---------
            Current:
                 Federal     $(221,597)       (26,000)       227,000
                 State            --            1,000         23,000
                             ---------      ---------      ---------
                              (221,597)       (25,000)       250,000
            Deferred:
                 Federal       295,910        (61,000)       (46,000)
                 State          46,104           --            7,000
                             ---------      ---------      ---------
                               342,014        (61,000)       (39,000)
                             ---------      ---------      ---------
                             $ 120,417        (86,000)       211,000
                             =========      =========      =========

        Reasons for differences between income tax expense (benefit) and the amount computed by applying the statutory federal income tax rate of 34% to income before income taxes and minority interest were:

                                                                1995          1994           1993
                                                             ---------      ---------      ---------
            Income tax (benefit) at applicable statutory
                 tax rate of income before income taxes      $(645,000)       (86,000)       186,000
            Add:
                 State income tax expense (benefit), net
                    of Federal benefit                         (64,000)          --           20,000
                 Change in valuation allowance                 811,258           --             --
                 Other                                          18,159           --            5,000
                                                             ---------      ---------      ---------
            Income tax provision (benefit) for the year      $ 120,417        (86,000)       211,000
                                                             =========      =========      =========

         Deferred income tax benefit resulting from timing differences in the recognition of revenue and expense for tax and financial purposes for the year ended April 3, 1993 were as follows:

                                                                         1993
                                                                         ----
            Excess book over tax depreciation on property and
                equipment                                              $  4,000
            Capitalization of inventory costs                            (2,000)
            Excess book over tax rent expense                            55,000
            State tax benefit                                           (14,000)
            Other                                                        (4,000)
                                                                       ---------
                                                                       $ 39,000
                                                                       ========


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 1, 1995 and April 2, 1994 are presented below.

                                                                          1995           1994
                                                                       ---------      ---------
            Deferred tax assets:
            Inventories, principally due to additional costs
               capitalized for tax purposes                            $  50,051         47,500
            Property and equipment, net, principally due to
               differences in depreciation                               200,840        152,087
            Accrued rent, principally due to accrual for financial
               reporting purposes                                        210,136        186,852
            Provision for store closings                                 208,114           --
            NOL carryforward                                             126,026           --
            Other                                                         84,847         24,331
                                                                       ---------      ---------
                      Total gross deferred tax assets                    880,014        410,770

                      Less valuation allowance                          (880,014)       (68,756)
                                                                       ---------      ---------
                      Net deferred tax assets                          $    --          342,014
                                                                       =========      =========

         At April 1, 1995, the Company has a net operating loss carryforward for federal income tax purposes of $126,026 which is available to offset future federal taxable income, if any, through 2010.

         A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

(10)     Sale of Land

         In May 1995, the Company sold an unimproved parcel of land in Lafayette, Louisiana. As of April 1, 1995, the net book value of the land approximated the sales price.

(11)     Store Closings

         During 1993, the Company closed the Cutler Ridge, Florida store which was destroyed by Hurricane Andrew and entered into an agreement with the landlord to terminate the lease. The costs associated with the closing are included in store closing costs for the year ended April 3, 1993.


                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


         During 1994, the Company closed the Aventura, Florida store and entered into an agreement to terminate the lease. The costs associated with the closing are included in store closing costs for the year ended April 2, 1994. As part of the agreement to terminate the lease, the Company executed a note to the former landlord in the amount of $75,000 payable in twelve monthly installments through March 1995.

         The Company recorded a charge relating to four store closings of approximately $595,500 for the year ended April 1, 1995. The charge includes the write-off of leasehold improvements, loss incurred due to the present value of future lease obligations, less estimated sub-rental income and other costs incident to the store closings, offset by approximately $47,000 of deferred rent.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         As of the date of this filing, the directors and executive officers of URT are:

         Name                  Position                    Age
         ----                  --------                    ---
     Allan Wolk          Chairman of the Board,
                           Chief Executive Officer
                           and Director                     57

     David Jackowitz     President, Treasurer
                           and Director                     54

     Ann Krouse          Director                           48

     Brian Wolk          Vice-President and Director        29

     Jason Wolk          Vice-President and Director        27



         Allan Wolk has been the Chief Executive Officer and a director of URT and PEC since their formation. He has been engaged in the prerecorded music business for more than 35 years, principally in the rack merchandising and retail segments thereof.

         David Jackowitz has been employed by the URT Companies since 1970. He became the President of URT in 1978 and has been a director since 1974. He has also been the Executive Vice-President and a director of PEC since its formation. Prior to his employment by URT, he was principally engaged as a certified public accountant.

         Ann Krouse has been a director since 1977. She has been a director of PEC since February, 1983. She has been Executive Vice-President of Educational Communications, Inc., an unaffiliated company which is a biographical publisher in Illinois, for more than five years.

         Brian Wolk, an attorney, has been employed by the URT Companies in various capacities and at various times since 1982 and has been employed by them, full time, since 1992. He has been a director of URT and PEC since 1994 and a vice-president of both companies since June of 1995.

         Jason Wolk, a certified public accountant, has been employed by the URT Companies in various capacities and at various times since 1983 and has been employed by them, full time, since 1994. Prior to his full time employment by the URT Companies, he had been employed as an accountant by KPMG Peat Marwick. He has been a director of URT and PEC since 1994 and a vice-president and the secretary of both companies since June of 1995.

         Ann Krouse is Allan Wolk's sister. Brian Wolk and Jason Wolk are his sons.

         The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk and Mr. Jackowitz have employment agreements with URT and PEC, respectively (See "Executive Compensation--Employment Contracts").


Item 11. EXECUTIVE COMPENSATION

         The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities to them during the 1995 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000.

Summary Compensation Table

                                                    Annual Compensation                    Long Term Compensation
                                            -------------------------------------      ------------------------------
                                                                                               Awards         Payouts
                                                                                       ---------------------  -------
                                                                                                              Long
                                                                                                    Options/  Term
                                                                       Other                        Stock.    Incen.     All
                                                                       Annual          Restricted   App.      Plan       Other
Name and                       Fiscal       Salary        Bonus        Compensa-         stock      Rights    Pay-outs   Compensa-
position                       Year         ($)           ($)          tion($)         award(s)($)  (#)       ($)        tion($)
- --------                       ----         -------       -----        ----------      -----------  -------   --------   ---------
Allan                          1995         810,380        -0-         109,704(1)         -0-        -0-        -0-        -0-
Wolk,                          1994         918,923        -0-         125,771(1)         -0-        -0-        -0-        -0-
Chairman                       1993         852,625        -0-          89,983(1)         -0-        -0-        -0-        -0-
& CEO

David                          1995         289,897        -0-              (2)           -0-        -0-        -0-        -0-
Jackowitz,                     1994         326,889        -0-          33,646(1)         -0-        -0-        -0-        -0-
Pres. &                        1993         316,384        -0-              (2)           -0-        -0-        -0-        -0-
Treas.

- ----------
(1) Includes, for the years to which this footnote applies, life insurance premiums ($59,584 for Mr. Wolk in fiscal 1995) and amounts credited to Mr. Wolk and Mr. Jackowitz under their respective employment agreements against monthly payments owed to URT under their respective promissory notes and stock purchase agreements, all as described below.

(2) Pursuant to applicable rules, information is not included with respect to other annual compensation which does not exceed the lesser of $50,000 or 10% of the salary and bonus reported for the named executive officer.


Employment Contracts

         On April 3, 1994, when the 1995 fiscal year began, Mr. Wolk was employed by URT under an employment agreement dated as of March 31, 1992. Effective October 1, 1994, URT and Mr. Wolk entered into a new employment agreement which is presently in effect. Under his 1994 Agreement, as in his 1992 Agreement, the period of employment continues until March 31, 2000. The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 though March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996 and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under his 1992 Agreement). The 1994 Agreement eliminated provisions contained in the 1992 Agreement under which Mr. Wolk was entitled to cost of living increases based on increases in the consumer price index and changes in U. S. individual income tax rates. It reduced certain monthly credits to which he was entitled under the 1992 Agreement effective October 1, 1994 from $5,435 per month to $2,935 per month but retained the provision that if he died or became disabled during the term of such agreement, the credits which he would have received through March 31, 2000 (but in the reduced amount under the 1994 Agreement) if he had survived and not become disabled would be accellerated to the date of death or disability. The 1994 Agreement also provided that URT would pay or reimburse him for the premiums on term or other life insurance coverage to be selected by URT and payable to his designee in the amount of $2,600,000 for the duration of his life (rather than being reduced to $1,500,000 after age 70 as provided in the 1992 Agreement). Mr. Wolk was also permitted under the 1994 Agreement (as he had been under the 1992 Agreement) to repay certain loans which are hereinafter described in "Certain Relationships and Related Transactions"), over the term of his employment.

         The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT was required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, such change in control had occurred during the 1995 tax year, the payment to Mr. Wolk would have been approximately $2,900,000.

         The 1994 Agreement also permits Mr. Wolk to obtain a loan from URT on a single occasion not to exceed $400,000 for a period of up to five years at an interest rate of 3% per annum, which is required to be collateralized by adequate security and made upon such other terms and conditions as URT's directors with the advice of counsel deem necessary to protect URT. Under his 1992 Agreement, he was able to obtain a secured bridge loan repayable over three years at prevailing interest rates of up to $400,000 on a single occasion if he should need it in connection with a change of personal residence.

         When the 1995 fiscal year began, Mr. Jackowitz was employed by PEC under an employment agreement dated as of March 31, 1992. Effective October 1, 1994, PEC and Mr. Jackowitz entered into a new employment agreement which is presently in effect. Under his 1994 Agreement, Mr. Jackowitz' employment period will expire on September 30, 1996 instead of September 30, 2000, the expiration date of his 1992 Agreement (although PEC has the right under the 1994 Agreement to terminate his employment at any time after September 30, 1995). Thereafter, he is required to act as a consultant to the URT Companies until September 3, 2005 concerning company matters but is not required to spend more than ten hours per month in doing so. Mr. Jackowitz' 1994 Agreement reduced the annual rate of his base salary to $258,833 for the period from October 1, 1994 through March 31, 1995, and to $225,000 for the period from April 1, 1995 to September 30, 1996 (while his employment continues) as compared to a base salary at the annual rate of $309,490 together with cost of living increases based on increases in the consumer price index and proportional adjustments in compensation based on increases in U. S. individual income tax rates, which were provided for in the 1992 Agreement. The 1994 Agreement also provided that Mr. Jackowitz is entitled to a credit as additional compensation in the amount of $471 per month (as opposed to $846 per month under the 1992 Agreement) except (as had also been provided under the 1992 Agreement) that if he died or became disabled during the term of his employment agreement, all such credits (in such reduced amount) which he would have received if he had survived and not become disabled would be accellerated to the date of death or disability. Such credits are required to be paid both during his employment and consulting periods until the promissory notes against which they are to be applied have been paid in full. Such credits represent monthly amounts which are payable by him under certain promissory notes. The credits under the 1992 Agreement had also been applied against his obligations under a stock purchase agreement described below.

         Mr. Jackowitz' 1994 Agreement retained provisions which were in his 1992 Agreement requiring PEC, during his period of employment, to furnish him with an automobile, reimburse him for business expenses including socially related business expenses incurred by him, and provide him with hospital and medical benefits while he is employed by PEC.

         Mr. Jackowitz' 1994 Agreement also provides that during the first twelve months of the consulting period, Mr. Jackowitz will be compensated at the rate of $213,000 per annum and during each year of the balance of the consulting period at the rate of $65,000 per annum, provided, however, that if the consulting period should commence before October 1, 1996, other than as a result of death, voluntary resignation or conviction of a crime involving any act of dishonesty which was intended to harm the URT Companies, his compensation during the consulting period would be at the rate of $225,000 per annum during the first year, $125,000 during the second year, and $65,000 per annum during the balance of the consulting period. If Mr. Jackowitz is unable to perform his consulting services as a result of sickness, accident or other cause outside of his control, PEC is still obligated under his 1994 Agreement to continue to pay him the compensation required to be paid during the consulting period.

         The 1994 Agreement further provides that during the consulting period, PEC will use its best efforts to cause Mr. Jackowitz and his wife to be included in PEC's health insurance plan, as in effect at the time of the end of his employment period and, in such event, PEC will be required to pay for the cost thereof but not to exceed $485 per month; but that if they are unable to be included, PEC will be responsible for the cost incurred by Mr. Jackowitz for such purpose up to $485 per month; and that PEC will also pay him $500 per month to pay for the costs of any automobile which is used by him during the consulting period.

         In his 1992 Agreement, PEC was required to pay or reimburse Mr. Jackowitz for the premiums on term or other life insurance coverage to be selected by PEC and payable to his designee in the amount of $1,000,000 if he died before age 70 and $750,000 if he died after age 70. The 1994 Agreement provides that from and after January 1, 1995, PEC is no longer required to do so but that on the first days of January during 1995 through 2000, it will pay to him as additional compensation, the amount of $10,000 per annum to enable him to obtain a policy of life insurance on his life from any insurance company which he selects.

         The 1994 Agreement also provides that during the consulting period or any period during which he is disabled, as above described, Mr. Jackowitz will not own or operate or work for any company which owns or operates any retail stores which sell pre-recorded audio products or divulge any information relating to PEC's finances, leases, properties, personnel or manner in which it conducts business.

Compensation Committee Interlocks and Insider Participation

         URT does not have a compensation committee or other board committee performing equivalent functions. During the last completed fiscal year, all deliberations concerning executive officer compensation or any other arrangements between URT and any executive officers were conducted by URT's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and URT.

Pension Plan

         The URT Companies had adopted a defined benefit pension plan and trust (the "Pension Plan") effective April 1, 1985. Such Plan was amended during the 1995 fiscal year to provide that no present or future employee of the URT Companies who was not a participant in the Pension Plan on September 9, 1994 was eligible to become a participant in the Pension Plan, and that effective as of September 14, 1994, no further accrual of benefits would be made under the Plan except to the extent, if any, that such accruals were required by law. In March of 1995, the URT Companies decided to terminate the Pension Plan effective May 12, 1995 and will file documents with the Internal Revenue Service for such purpose. Upon receiving an appropriate determination letter from the Internal Revenue Service or the expiration of the period in which the Pension Benefit Guaranty Corporation can issue a notice of non-compliance, whichever is sooner, the assets of the Pension Plan will be distributed to Pension Plan participants. Interests in the Pension Plan have been computed on the basis of compensation and service.

         As a result of the termination of the Pension Plan, the following officers will be entitled, at age 65, to receive a single life annuity, payable monthly, in the following annual amounts:

           Name of Individual        Annual Amounts
           ------------------        --------------

           Allan Wolk                   $53,328
           David Jackowitz              $48,921


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on May 30, 1995, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                              Amount & Nature
                                               of Beneficial          Percent
Title of Class         Name                      Ownership           of Class
- --------------         ----                      ---------           --------

Class A Common     Executive Officers
Stock, par value    and Directors
$.01 per share     ------------------
                   Allan Wolk                  3,194,186(1)(5)         28.5%

                   David Jackowitz               245,850                2.2%

                   Lawrence Strauss
                   and Allan Wolk,
                   as Trustees                    33,072(2)(5)            *

                   Ann Krouse                     12,096(4)               *

                   Brian Wolk                     12,980(6)               *

                   Jason Wolk                     17,480(6)               *

                   All officers and
                   directors as a
                   group (5 persons)           3,515,664               31.4%

                                              Amount & Nature
                                               of Beneficial          Percent
Title of Class         Name                      Ownership           of Class
- --------------         ----                      ---------           --------

                   Other

                   Scorpio Music, Inc.
                   P. O. Box A
                   Trenton, N.J. 08691         1,195,800(7)            10.7%


Class B Common      Executive Officers and Directors
Stock, par value    --------------------------------
$.01 per share     Allan Wolk                    786,654(3)(5)         57.6%

                   David Jackowitz                 7,922                  *

                   Ann Krouse                      3,024(4)               *

                   All officers and
                   directors as a
                   group (3 persons)             797,600               58.4%


- ----------
(1) Includes 3,150,786 shares owned by Allan Wolk, 25,920 shares owned by his wife and 17,480 shares held by him for his daughter.
(2) Such shares are held by Lawrence Strauss and Allan Wolk as trustees for the benefit of children of Sheffield Wolk, Allan Wolk's brother.
(3) Includes 780,174 shares owned by Allan Wolk and 6,480 shares owned by his wife.
(4) Includes 3,456 shares of Class A Stock and 864 shares of Class B Stock owned by Paul Krouse, husband of Ann Krouse.
(5) Allan Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his children and those which are held by a trust for the benefit of children of Mr. Wolk's brother. All such powers as trustee are exercised exclusively by the co-trustee. Each director believes that his or her spouse will vote the shares owned by him or her in favor of proposals which he or she favors. However, each of such directors disclaims beneficial ownership of any shares owned by his or her spouse or held for the benefit of his children or others.
(6) Such shares are held in the name of Allan Wolk, as custodian, but are not included under the shares listed as beneficially owned by Allan Wolk.

(7) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John T. Gervasoni, Scorpio's president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent.
(*)  Less than one percent.


Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of URT, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida, is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. During the 1995 fiscal year, PEC made and paid for certain renovations to the premises. Based on the provisions of the lease, the owners agreed to be responsible for $26,225 of such cost which, with interest, is being deducted by PEC over a period of 36 months.

         In September, 1984, PEC entered into a long term lease with the mother of Allan Wolk, Sheffield Wolk and Ann Krouse, of premises owned by her in North Miami Beach, Florida (the "North Miami Beach lease"). It was approved by disinterested directors. As a result of her death, the premises are now owned by Allan Wolk (one-third interest), Ann Krouse (one-third interest), and two children of Sheffield Wolk, each of whom has a one-sixth interest. The lease term commenced on September 1, 1984 and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The rental consists of a net minimum rent plus 5% of net sales in excess of $1,400,000 up to $1,800,000 and 2-1/2% of net sales in excess of $1,800,000. The net minimum rent during the first five years of the term was $95,000 per annum. There are annual increases in such minimum rent, before the adjustments described below, of $10,000 during each of the next three five year periods and annual increases of $7,500 during each of the last two five year periods.

         In October, 1990, the North Miami Beach lease was amended for the purpose of including within the demised premises an adjoining parking area which is also owned by the owners of the store site. Such adjoining parking area was required by PEC for the purpose of complying with applicable zoning requirements. As a result of the inclusion of such adjoining parking area in the demised premises covered by the existing lease, PEC agreed to pay additional annual net minimum rent ranging from $9,000 in the first four years (commencing as of September 1, 1990) to $14,000 in the final five years covered by the amendment to such lease. The amendment was also approved by disinterested directors.

         In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $125,000 per annum from the rental commencement date through March 31, 1985; a rate of $140,000 per annum during the following five year period; a rate of $145,000 per annum during the next five year period; a rate of $160,000 during the next five year period; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than $1,800,000, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors.

         Management believes that the terms of such North Miami Beach and Orlando leases are as reasonable as those which could have been obtained from unaffiliated third parties.

         In August, 1987, URT made loans to Allan Wolk and David Jackowitz of $392,872 and $63,748, respectively, and in March, 1988 made additional loans of $123,000 and $21,000, respectively. The principal amounts of the August, 1987 loans were payable in five years, with interest payable at the rate of 7.9% per annum and the principal amounts of the March, 1988 loans were payable in six years, with interest payable at the rate of 7.86% per annum. As consideration, in part, for the agreements of Mr. Wolk and Mr. Jackowitz to reduce the amounts of compensation which would have been payable to them under employment agreements dated as of February 1, 1991, which were then in effect, the promissory notes evidencing the above-described indebtedness were replaced by new promissory notes which permitted such indebtedness to be repaid over a period of eight years, from April 1, 1992 through March 31, 2000, with interest at the rate of 8.0% per annum, in 96 consecutive monthly installments of $2,935 and $471, respectively. The loans are unsecured. Under the above-described provisions of Mr. Wolk's 1994 Agreement (which took effect on October 1, 1994), he is entitled to be credited, as additional compensation through March 31, 2000, when his agreement expires, at the rate of $2,935 per month. Under the above described provisions of Mr. Jackowitz' 1994 Agreement, he is entitled to be credited, as additional compensation, at the rate of $471 per month during the period of employment and the consulting period provided for therein until the amount owed has been paid. As a result of such credits, each of such loans should be paid in full by March 31, 2000. See "Executive Compensation". During the period from April 2, 1994 through March 31, 1994, Mr. Wolk was credited under his 1992 Agreement with a total of $22,650 and Mr. Jackowitz was credited with a total of $3,637 with respect to the above-described loans. As of June 15, 1995, the outstanding principal amount of Mr. Wolk's loans was $140,813 and the outstanding principal amount of Mr. Jackowitz' loans was $22,617. The highest amount outstanding on Mr. Wolk's loans during the 1995 fiscal year was $167,416 and the highest amount outstanding on Mr. Jackowitz' loans during such year was $26,889. Mr. Wolk and Mr. Jackowitz used the funds lent to them to purchase shares of URT's Class A and Class B Common Stock from independent third parties. The disinterested directors authorized URT to finance such purchases as above-described, because they believed that such action would give Mr. Wolk and Mr. Jackowitz continued incentive to remain with URT and to work to increase the value of its shares.

         Pursuant to stock purchase agreements dated as of February 1, 1989 which were entered into by between URT and Mr. Wolk and URT and Mr. Jackowitz, Mr. Wolk and Mr. Jackowitz each agreed to purchase from URT 2,000,000 and 300,000 shares, respectively, of URT's authorized but unissued Class A common stock in five consecutive equal annual installments of 400,000 and 60,000 shares, respectively, commencing January 31, 1990. Prior to 1992, Mr. Wolk and Mr. Jackowitz had acquired 800,000 and 120,000 shares, respectively, pursuant to such stock purchase agreements. As further consideration for their agreement to reduce the amounts of compensation which would have been payable to them under earlier employment agreements, the February 1, 1989 stock purchase agreements were amended as of March 31, 1992, under which their obligation to purchase the remaining 1,200,000 and 180,000 shares, respectively, was extended over a period of eight years from April 1, 1992 through March 31, 2000. The purchase price for such shares was $0.20 per share, payable by Mr. Wolk and Mr. Jackowitz in 96 consecutive monthly installments of $2,500 and $375, respectively. Each of them was entitled to receive the shares paid for. Through September 30, 1994, Mr. Wolk had purchased an aggregate of 1,175,000 shares for which he was credited with an aggregate amount of $235,000 and Mr. Jackowitz had received an aggregate of 176,250 shares for which he was credited with an aggregate amount of $35,250. Pursuant to second amendments to their respective stock purchase agreements, effective October 1, 1994, Mr. Wolk, Mr. Jackowitz and URT agreed that URT would have no further obligation to sell to either of them any shares which had not been purchased through September 30, 1994, that each of them would have no obligation to pay to URT any of the consideration which would have been required to have been paid under their stock purchase agreements, as originally amended, that neither of them had any further right to purchase any of such unpurchased shares and that URT had no right to receive the balance of the consideration which would have been payable by them under the stock purchase agreements, as originally amended. As a result of the foregoing, no shares, other than those above described which had been purchased through September 30, 1994 will be purchased by Mr. Wolk or Mr. Jackowitz under the above described agreements. Under their respective stock purchase agreements, Mr. Wolk and Mr. Jackowitz agreed that no share which was purchased may be sold until the expiration of three years from the date of its issuance. The stock purchase agreements, and the amendments under which the shares were authorized to be issued to Mr. Wolk and Mr. Jackowitz, were approved by the disinterested directors, who found the agreements to be fair and reasonable based on the bid and asked prices quoted for Class A shares on the over-the-counter market, the obligation of Mr. Wolk and Mr. Jackowitz to purchase the shares for the prices specified in such agreements regardless of what happened to the market price of the shares and the fact that each share acquired could not be sold until three years after the date of its issuance. The decision of URT and Mr. Wolk and Mr. Jackowitz to terminate the share purchase arrangement effective October 1, 1994 was approved by directors other than themselves.

         In April, 1989, URT's board of directors authorized URT to enter into agreements with its officers and directors under which they would be entitled to be indemnified by URT and have their expenses advanced to them in the event of any claim against them in their capacities as officers and directors. On or about May 22, 1989, such agreements were entered into with all who were then officers and directors of URT.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

         (a)  The following documents are filed as part of this
              report.
                                                                       Page
                                                                       ----
         1.   Consolidated Financial Statements                         14

              Independent Auditors' Report

              URT Industries, Inc. and
              Subsidiaries Consolidated
              Financial Statements:

                Consolidated Balance Sheets as
                of April 1, 1995 and April 2, 1994.                     15

                Consolidated Statements of
                Operations for each of the years
                in the three year period ended
                April 1, 1995.                                          16

                Consolidated Statements of
                Shareholders' Equity for each of
                the years in the three year period
                ended April 1, 1995.                                    17

                Consolidated Statements of Cash
                Flows for each of the years in
                the three year period ended
                April 1, 1995.                                          18

                Notes to Consolidated Financial
                Statements.                                             20

         2.   Financial Statement Schedules

              Schedules have been omitted which are not applicable or where the required information is shown in the financial statements or the notes thereto.

         3.   Exhibits.

Exhibit No.
- -----------

3.1 Articles of Incorporation of URT Industries, Inc. ("URT") and all amendments thereto through January 11, 1973, incorporated by reference to Exhibit No. 3.1 to URT's Registration Statement No. 2-36263.

3.1-1 Amendment to URT's Articles of Incorporation dated January 2, 1975, incorporated by reference to Exhibit No. 3.1-1 to URT's Registration Statement No. 2-59153.

3.1-2 Amendment to URT's Articles of Incorporation dated November 10, 1976, incorporated by reference to Exhibit No. 3.1-2 to URT's Registration Statement No. 2-59153.

3.1-3 Amendment to URT's Articles of Incorporation dated September 21, 1979, incorporated by reference to Exhibit No. 3.1-3 to URT's Registration Statement No. 2-63747.

10 (ll) Lease dated July 1, 1984 between Shirley Wolk and Peaches Entertainment Corporation ("PEC") applicable to North Miami Beach, Florida premises, incorporated by reference to Exhibit No. 13.46 to URT's Registration Statement No. 2-63747.

10 (mm) Lease dated December 13, 1984 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises, incorporated by reference to Exhibit No. 13.47 to URT's Registration Statement No. 2-63747.

10 (ss) Amendment to Lease dated February 25, 1986 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises incorporated by reference to Exhibit 10(ss) to URT's Form 10-K Annual Report filed on June 27, 1986.

10 (kkk) Indemnification Agreement dated May 22, 1989 between Allan Wolk and URT, incorporated by reference to Exhibit 10(kkk) to URT's Form 10-K Annual Report dated June 27, 1989.

10 (lll) Indemnification Agreement dated May 22, 1989 between David Jackowitz and URT, incorporated by reference to Exhibit 10(lll) to URT's Form 10-K Annual Report dated June 27, 1989.

10 (nnn) Indemnification Agreement dated May 22, 1989 between Ann Krouse and URT, incorporated by reference to Exhibit 10(nnn) to URT's Form 10-K Annual Report dated June 27, 1989.

10 (ppp)  By-Laws of URT, as amended and restated,  incorporated by reference to
          Exhibit 10 (ppp) to URT's Form 10-K Annual Report dated June 28, 1990.

10 (xxx) Promissory Note dated March 31, 1992 made by Allan Wolk to URT, as payee, incorporated by reference to Exhibit 10(xxx) to URT's Form 10-K Annual Report dated June 25, 1992.

10(bbbb) Promissory Note dated March 31, 1992 made by David Jackowitz to URT, as payee, incorporated by reference to Exhibit 10(bbbb) to URT's Form 10-K Annual Report dated June 25, 1992.

10(dddd) Management and Intercorporate Agreement dated March 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(dddd) to URT's Form 10-K Annual Report dated June 25, 1993.

10(eeee) Amended and Restated Employment Agreement, dated October 1, 1994, between Allan Wolk and URT.

10(ffff) Amended and Restated Employment Agreement, dated December 14, 1994, between David Jackowitz and PEC.

10(gggg) Second Amendment to Stock Purchase Agreement, dated as of October 1, 1994, between Allan Wolk and URT.

10(hhhh) Second Amendment to Stock Purchase Agreement, dated as of December 14, 1994, between David Jackowitz and URT.

10(iiii) Amendment dated as of October 1, 1994 to Management and Intercorporate Agreement dated March 29, 1993 between URT and PEC.

22        Subsidiaries of URT.

          (b)  Reports on Form 8-K.

          None.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  URT INDUSTRIES, INC.


                                  By:     s/Allan Wolk
                                     -------------------------------------------
                                            Allan Wolk,
                                       Chairman of the Board

Dated:   June 29, 1995


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Title                         Date
                   -----                         ----

By:           s/Allan Wolk                    June 29, 1995
              ---------------------------
              Allan Wolk,
              Chairman of the Board
              (Principal Executive
              Officer) and Director

By:           s/David Jackowitz               June 29, 1995
              ---------------------------
              David Jackowitz,
              President (Principal
              Financial and Accounting
              Officer) and Director

By:           s/Brian Wolk                    June 29, 1995
              ---------------------------
              Brian Wolk,
              Director

By:           s/Jason Wolk                    June 29, 1995
              ---------------------------
              Jason Wolk,
              Director