Form 10-K/A
period 1995-04-01
URT INDUSTRIES INC
filed 1995-08-02
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                              ---------------------

                                   FORM 10-K/A

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

                     YES    |X|         NO    |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                     YES    |_|         NO    |X|

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
                                                                 Page
                                                                 ----
         1.   Consolidated Financial Statements

              Independent Auditors' Report                        14

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

10 (bbbb) Promissory Note dated March 31, 1992 made by David Jackowitz to URT, as payee, incorporated by reference to Exhibit 10(bbbb) to URT's Form 10-K Annual Report dated June 25, 1992.

10 (dddd) Management and  Intercorporate  Agreement dated March 29, 1993 between
          URT and PEC, incorporated by reference to Exhibit 10(dddd) to URT's Form 10-K Annual Report dated June 25, 1993.

10 (eeee) Amended and Restated Employment Agreement, dated October 1, 1994, between Allan Wolk and URT.

10 (ffff) Amended and Restated Employment Agreement, dated December 14, 1994, between David Jackowitz and PEC.

10 (gggg) Second Amendment to Stock Purchase  Agreement,  dated as of October 1,
          1994, between Allan Wolk and URT.

10 (hhhh Second Amendment to Stock Purchase Agreement, dated as of December 14, 1994, between David Jackowitz and URT.

10 (iiii) Amendment dated as of October 1, 1994 to Management and Intercorporate
          Agreement dated March 29, 1993 between URT and PEC.

22        Subsidiaries of URT.

27        Financial Data Schedule.*

          (b) Reports on Form 8-K.

          None.

- --------------

* This Form 10-K/A is being submitted for the purpose of including the Financial Data Schedule ("FDS") (Exhibit 27) which was omitted from the Form 10-K for the indicated period. Other than inclusion of such FDS and adding the appropriate cross-reference to the FDS in Item 14 above, there are no changes to the Form 10-K or the exhibits thereto. Page numbers have been left as in the Form 10-K, dated June 29, 1995, for the purpose of ease of cross-reference.

                             SIGNATURES


          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  URT INDUSTRIES, INC.


                                  By:     s/Allan Wolk
                                      ---------------------
                                           Allan Wolk,
                                      Chairman of the Board

Dated:   August 1, 1995


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                   Title                             Date
                   -----                             ----

By:           s/Allan Wolk                         August 1, 1995
              ---------------------------
              Allan Wolk,
              Chairman of the Board
              (Principal Executive
              Officer) and Director

By:           s/David Jackowitz                    August 1, 1995
              ---------------------------
              David Jackowitz,
              President (Principal
              Financial and Accounting
              Officer) and Director

By:           s/Brian Wolk                         August 1, 1995
              ---------------------------
              Brian Wolk,
              Director

By:           s/Jason Wolk                         August 1, 1995
              ---------------------------
              Jason Wolk,
              Director