Form 10-Q
period 1995-07-01
URT INDUSTRIES INC
filed 1995-08-15
CIK 101461

[TYPE]         10-Q



                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549

                                     FORM 10-Q
                     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934


          For Quarter Ended July 1, 1995     Commission File No.0-6882

                                URT INDUSTRIES, INC.

               Exact name of  Registrant as Specified in Its Charter)

             Florida                            59-1167907
          (State or Other Jurisdiction       (I.R.S. Employer I.D. No.)
          of Incorporation or Organization)


          3451 Executive Way, Miramar, Florida           33025
          (Address of Principal Executive Offices)     (Zip Code)

          Registrant's telephone  number, including  area code:(305)  432-
          4200

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                         YES     X                NO _____

          Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


          At July 1, 1995,  there were outstanding:

               11,222,918 shares of Class A common stock

                1,309,063 shares of Class B common stock

                       URT INDUSTRIES, INC., AND SUBSIDIARIES






                            Consolidated Balance Sheets

                           July 1, 1995 and April 1, 1995

                                               c>

          Assets                                    July 1,
                                                     1995      April 1,
                                                  (Unaudited     1995
                                                       )
          Current Assets:
            Cash and cash equivalents           $  1,392,066   2,014,147

            Marketable investment securities       2,654,410   2,649,534
            Inventories                            5,357,164   5,578,737
            Current portion of due from
              officers/shareholders                   28,470      28,470
            Land held for sale                             0     300,000
            Prepaid expenses and other current
              assets                                 387,351     368,205
            Refundable income taxes                  257,229     257,229
                                                   _________  __________
                  Total current assets            10,076,690  11,196,322

          Property and equipment, net              3,030,988   3,102,928
          Due from officers/shareholders             132,645     139,550
          Other assets                               167,146     208,995
                                                   _________  __________
                                                $ 13,407,469  14,647,795

          Liabilities and Shareholders' Equity
          Current Liabilities:
            Current portion of long-term debt    $   104,139     110,028
            Accounts payable                       3,730,142   4,130,530
            Accrued liabilities                    1,436,734   1,787,628
                                                   _________  __________
                  Total current liabilities        5,271,015   6,028,186

          Long-term debt, less current portion       913,767     929,654
          Accrued rent                               515,685     500,470
          Minority interest in a subsidiary          424,873     486,644
                                                   _________  __________
                                                   7,125,340   7,944,954
          Shareholders' equity:
            Common stock, Class A, $.01 par
              value.  Authorized, 20,000,000
              shares; issued, 13,764,588
              shares; outstanding, 11,222,918
              shares at July 1, 1995 and at
              April 1, 1995                          137,646     137,646





            Common stock, Class B, $.01 par
              value.  Authorized, 10,000,000
              shares; issued, 1,552,866 shares;
              outstanding, 1,309,063 at July 1,
              1995 and 1,313,283 at April 1,
              1995                                    15,529      15,529
            Capital in excess of par               5,542,152   5,542,152
            Retained earnings                      1,567,760   1,987,944
                                                   _________  __________
                                                   7,263,087   7,683,271
          Less stock held in treasury, at cost
            (note 5)                                (980,958)   (980,430)
                                                   _________  __________
                                                   6,282,129   6,702,841
          Commitments and contingencies (note
            4)
                                                 $13,407,469  14,647,795

          See accompanying notes to consolidated financial statements

                       URT INDUSTRIES, INC., AND SUBSIDIARIES

            Consolidated Statements of Operations and Retained Earnings

                  Three months ended July 1, 1995 and July 2, 1994
                                    (Unaudited)

                                                    July 1,     July 2,
                                                      1995       1994

          Net sales                             $  6,268,280   7,617,569

                                                   _________  __________
          Costs and expenses:
            Cost of sales                          3,997,811   4,766,587
            Selling, general and administrative    2,782,160   3,178,372
                                                   _________  __________
                                                   6,779,971   7,944,959
                                                   _________  __________
            Loss from operations                    (511,691)   (327,390)
                                                   _________  __________
          Other (charges) credits:
            Interest expense                         (20,732)    (20,616)
            Interest income                           50,468      42,597
                                                   _________  __________
                                                      29,736      21,981
                                                   _________  __________





                Loss before benefit for income
                  taxes and minority interest in
                  net loss of consolidated
                  subsidiary                        (481,955)   (305,409)

          Benefit for income taxes (note 3)                0    (110,000)
                                                   _________  __________
                Loss before minority interest in
                  net loss of consolidated
                  subsidiary                        (481,955)   (195,409)
          Minority interest in net loss of
            consolidated subsidiary                  (61,771)    (25,606)
                                                   _________  __________
                Net loss                            (420,184)   (169,803)

          Retained earnings, beginning of period   1,987,944   3,747,029
                                                   _________  __________
          Retained earnings, end of period         1,567,760   3,577,226
                                                   _________  __________
          Net loss per common share (note 2)     $     (.03)     (.01)

          See accompanying notes to consolidated financial statements.

                       URT INDUSTRIES, INC., AND SUBSIDIARIES

                       Consolidated Statements of Cash Flows

                  Three months ended July 1, 1995 and July 2, 1994
                                    (Unaudited)


                                                     July 1,     July 2,
                                                       1995       1994
         Cash flows from operating activities:
            Net loss                            $    (420,184)  (169,803)
                                                     ________   _________
            Adjustments to reconcile net loss to
              net cash used in operating
              activities:
                Depreciation and amortization         136,825     121,216
                Minority interest in net loss of
                  subsidiary                          (61,771)    (25,606)
                Changes in assets and
                  liabilities affecting cash
                  flows from operating
                  activities:
                  (Increase) decrease in:
                   Marketable investment
                     securities                        (4,876)          0





                   Inventories                        221,573    (238,723)
                   Prepaid expenses and other
                     current assets                   (19,146)    (45,224)
                   Other assets                        41,849    (410,927)
                  Refundable income taxes                   0    (121,000)
                  Increase (decrease) in:
                   Accounts payable                  (400,388)    200,775
                   Accrued liabilities               (350,894)   (450,688)
                   Accrued rent                        15,215      15,724
                                                     ________   _________
                     Total adjustments               (421,613)   (954,453)

                     Net cash used in operating
                       activities                    (841,797) (1,124,256)
                                                    _________   _________
         Cash flows from investing activities:
            Purchase of property and equipment        (64,885)     (2,481)
            Proceeds from sale of land                300,000           0
            Repayment of due from
              officers/shareholders                     6,905       6,376
                                                    _________   _________
                     Net cash provided by
                       investing activities           242,020       3,895
                                                    _________   _________
         Cash flows from financing activities:
            Repayment of long-term debt               (21,776)    (62,550)
            Acquisition of treasury stock                (528)          0
            Issuance of common stock                        0       8,625
                                                    _________   _________
                     Net cash used in financing
                       activities                     (22,304)    (53,925)
                                                    _________   _________
                     Net decrease in cash            (622,081) (1,174,286)

         Cash, beginning of period                  2,014,147   6,723,034
                                                    _________   _________
         Cash, ending of period                   $ 1,392,066   5,548,748
                                                    _________   _________
         Supplemental disclosures of cash flow
            information:
            Cash paid during the period for       $
              interest                                 20,732      20,616

          See accompanying notes to consolidated financial statements

                       URT INDUSTRIES, INC., AND SUBSIDIARIES

                     Notes to Consolidated Financial Statements

                           July 1, 1995 and July 2, 1994
                                    (Unaudited)






          (1)  BASIS OF FINANCIAL STATEMENT PRESENTATION

               The   accompanying    unaudited   consolidated    financial
               statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

               The results of operations for the three months ended July 1, 1995, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1996. The Company's business is seasonal. Historically, approximately 23% of the Company's sales have occurred in the first fiscal quarter.

               Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

          (2)  NET LOSS PER COMMON SHARE

               Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

          (3)  INCOME TAXES

               The Company follows Statement of Financial Accounting Standard (SFAS 109) "Accounting for Income Taxes".

               The Company provides for income taxes currently payable and, in addition, provides for deferred income taxes resulting from timing differences between financial and taxable income net of any valuation allowance. The benefit of income taxes has been reduced by $178,000 for the increase in the valuation allowance for deferred taxes.

               The Company files a consolidated tax return with its subsidiaries.

               The Company anticipates that for fiscal year 1996, its tax rate will be approximately 37%.

          (4)  COMMITMENTS

               The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options.

               The aggregate minimum rental commitments provided for in such leases at July 1, 1995 are as follows:


            Fiscal year
            ending                    Amount

            1996                $    1,297,309
            1997                     1,695,177
            1998                     1,561,568
            1999                     1,340,440
            2000                     1,181,966
            Thereafter               5,799,015
                                     _________
                                $   12,875,475

               Rent expense under operating leases amounted to $514,901 and $604,000 for the three months ended July 1, 1995 and July 2, 1994.

               TREASURY STOCK          (5)


               Treasury stock consists of the following number of shares:

                                         July 1,       April 1,
                                          1995           1995

           Class A common stock           2,541,670      2,541,670
           Class B common stock             243,803        239,583


                       URT INDUSTRIES, INC., AND SUBSIDIARIES


          Item 7. Management's Discussions And Analysis Of Financial Condition And Results Of Operations For The Three months Ended July 1, 1995, Compared To The Three months Ended July 2, 1994.



          RESULTS OF OPERATIONS





          Net sales for the three months ended July 1, 1995 ("1995") decreased by approximately 17.7% compared to the three months ended July 2, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (11.4%), and a decrease in sales in those stores that closed during 1995 versus 1994 (6.3%).

          During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and will be expanded to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

          The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.6% in 1994 to 63.8% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

          Selling, general and administrative (SG&A) expenses in 1995 decreased by 12.5% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (2.9%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (5.9%) and a decrease in corporate overhead (3.7%). SG&A expenses as a percentage of net sales increased from 41.7% in 1994 to 44.4% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

          The Company incurred a net loss of approximately $420,000 in 1995 versus a net loss of approximately $170,000 in 1994 due to the reduction in net sales and gross profit as described above.

          LIQUIDITY AND CAPITAL RESOURCES

          The Company had working capital of $4,805,675 at July 1, 1995 compared to working capital of $5,168,136 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 1.91 to 1 at July 1, 1995 compared to a current ratio of 1.86 to 1 at April 1, 1995.

          The Company has historically maintained a strong cash position and management believes that this will continue in the future.

          At July 1, 1995, the Company had long term obligations of $913,767. Management anticipates that its ability to repay its long term debt will be satisfied primarily through funds generated from its operations.






          Management believes that the Company has excellent relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

          Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations and the opening of any new stores during the next few years.

          Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

          The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

          Subsequent to July 1, 1995 the Company sold its leasehold in a store to the landlord for cash proceeds of $325,000.

                              URT ENTERTAINMENT CORP.
                                 OTHER INFORMATION

          PART II

          Item 6.        Exhibits and Reports on Form 8-K

          In the opinion of the Company, no Form 8-K was required to be filed during the quarter reporting any material unusual charges or credits to income during the quarter, or reporting a change in independent accountants.

                              URT ENTERTAINMENT CORP.
                                     SIGNATURES


               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        URT INDUSTRIES, INC.
                                        Registrant


          Date:  August 15, 1995        Allan Wolk
                                        Allan Wolk, Chairman of the Board
                                        (Principal Executive Officer)

          Date:  August 15, 1995        Jason Wolk
                                        Jason Wolk, Vice President





                                        (Chief Accounting Officer)