Form 10-Q
period 1995-09-30
URT INDUSTRIES INC
filed 1995-11-14
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995                  Commission File No. 0-6882


                              URT INDUSTRIES, INC.
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    Florida                                   59-1167907
------------------------------------------------      --------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR      (I.R.S. EMPLOYER I.D. NO.)
                 ORGANIZATION)

    3451 Executive Way, Miramar, Florida                        33025
------------------------------------------------      --------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

Registrant's telephone number, including area code:        (305) 432-4200
                                                      --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                YES X    NO___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At September 30, 1995, there were outstanding:

11,222,918 shares of Class A common stock
 1,309,063 shares of Class B common stock

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                      September 30, 1995 and April 1, 1995

                                                                                   September 30,      April 1,
                                  ASSETS                                                1995            1995
                                  ------                                                ----            ----
                                                                                    (Unaudited)
Current assets:
     Cash and cash equivalents                                                     $  1,036,973       2,014,147
     Marketable investment securities                                                 2,712,496       2,649,534
     Inventories                                                                      4,953,136       5,578,737
     Current portion of due from officers/shareholders                                   28,470          28,470
     Land held for sale                                                                    --           300,000
     Prepaid expenses and other current assets                                          297,657         368,205
     Refundable income taxes                                                            257,860         257,229
                                                                                   ------------    ------------
                   Total current assets                                               9,286,592      11,196,322

Property and equipment, net                                                           2,550,053       3,102,928
Due from officers/shareholders                                                          125,602         139,550
Other assets                                                                            153,816         208,995
                                                                                   ------------    ------------
                                                                                   $ 12,116,063      14,647,795
                                                                                   ============    ============
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term obligations                                            58,913         110,028
     Accounts payable                                                                 3,251,604       4,130,530
     Accrued liabilities                                                              1,343,506       1,787,628
                                                                                   ------------    ------------
                   Total current liabilities                                          4,654,023       6,028,186

Long-term obligations, less current portion                                             944,589         929,654
Accrued rent                                                                            529,389         500,470
Minority interest in a subsidiary                                                       331,094         486,644
                                                                                   ------------    ------------
                                                                                      6,459,095       7,944,954
                                                                                   ------------    ------------
Shareholders' equity:
     Common stock, Class A, $.01 par value. Authorized 20,000,000 shares; issued
        13,764,588 shares; outstanding 11,222,918 shares at September 30, 1995
        and at April 1, 1995                                                            137,646         137,646
     Common stock, Class B, $.01 par value. Authorized 10,000,000 shares; issued
        1,552,866 shares; outstanding 1,309,063 at September 30, 1995 and
        1,313,283 at April 1, 1995
                                                                                         15,529          15,529
     Capital in excess of par                                                         5,542,152       5,542,152
     Retained earnings                                                                  942,599       1,987,944
                                                                                   ------------    ------------
                                                                                      6,637,926       7,683,271

Less stock held in treasury, at cost (note 5)                                          (980,958)       (980,430)
                                                                                   ------------    ------------

Commitments and contingencies (note 4)                                                5,656,968       6,702,841
                                                                                   ------------    ------------
                                                                                   $ 12,116,063      14,647,795
                                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

             Six months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                                                                    September 30,     October 1,
                                                                                                         1995            1994
                                                                                                         ----            ----
Net sales                                                                                           $ 11,595,216      15,009,809
                                                                                                    ------------      ----------
Costs and expenses:
     Cost of sales                                                                                     7,382,051       9,345,857
     Selling, general and administrative                                                               5,463,036       6,432,532
                                                                                                    ------------      ----------

                                                                                                      12,845,087      15,778,389
                                                                                                    ------------      ----------

     Loss from operations                                                                             (1,249,871)       (768,580)
                                                                                                    ------------      ----------
Other (charges) credits:
     Interest expense                                                                                    (57,417)        (41,140)
     Interest income                                                                                     106,393          86,699
                                                                                                    ------------      ----------

                                                                                                          48,976          45,559
                                                                                                    ------------      ----------
               Income before benefit for income taxes and minority
                  interest in net loss of consolidated subsidiary                                     (1,200,895)       (723,021)

Benefit for income taxes (note 3)                                                                           --          (216,000)
                                                                                                    ------------      ----------
               Loss before minority interest in net loss of
                  consolidated subsidiary                                                             (1,200,895)       (507,021)

Minority interest in net loss of consolidated subsidiary                                                (155,550)        (63,116)
                                                                                                    ------------      ----------
                   Net loss                                                                           (1,045,345)       (443,905)

Retained earnings, beginning of period                                                                 1,987,944       3,747,029
                                                                                                    ------------      ----------

Retained earnings, end of period                                                                    $    942,599       3,303,124
                                                                                                    ============      ==========

Net loss per common share (note 2)                                                                  $       (.09)           (.04)
                                                                                                    ============      ==========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

            Three months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                                    September 30,    October 1,
                                                                        1995            1994
                                                                        ----            ----
Net sales                                                            $ 5,326,936      7,392,240
                                                                     -----------    -----------
Costs and expenses:
     Cost of sales                                                     3,384,239      4,579,270
     Selling, general and administrative                               2,678,519      3,254,160
                                                                     -----------    -----------

                                                                       6,062,758      7,833,430
                                                                     -----------    -----------

     Loss from operations                                               (735,822)      (441,190)
                                                                     -----------    -----------
Other (charges) credits:
     Interest expense                                                    (36,685)       (20,524)
     Interest income                                                      55,933         44,102
                                                                     -----------    -----------

                                                                          19,248         23,578
                                                                     -----------    -----------
               Income before benefit for income taxes and minority
                  interest in net loss of consolidated subsidiary       (716,574)      (417,612)

Benefit for income taxes (note 3)                                           --         (106,000)
                                                                     -----------    -----------
               Loss before minority interest in net loss of
                  consolidated subsidiary                               (716,574)      (311,612)

Minority interest in net loss of consolidated subsidiary                 (91,413)       (37,510)
                                                                     -----------    -----------
                   Net loss                                             (625,161)      (274,102)

Retained earnings, beginning of period                                 1,567,760      3,577,226
                                                                     -----------    -----------

Retained earnings, end of period                                     $   942,599      3,303,124
                                                                     ===========    ===========

Net loss per common share (note 2)                                   $      (.06)          (.02)
                                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             Six months ended September 30, 1995 and October 1, 1994
                                   (Unaudited)

                                                                                                    September 30,        October 1,
                                                                                                         1995               1994
                                                                                                         ----               ----
Cash flows from operating activities:
     Net loss                                                                                        $(1,045,345)          (443,905)
                                                                                                     -----------        -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                                 247,489            247,704
           Minority interest in net loss of subsidiary                                                  (155,550)           (63,116)
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                                          625,601           (792,883)
                    Prepaid expenses and other current assets                                             70,548           (109,962)
                    Other assets                                                                          55,179             96,617
                  Refundable income taxes                                                                   (631)          (281,600)
                  Increase (decrease) in:
                    Accounts payable                                                                    (878,926)           411,149
                    Accrued liabilities                                                                 (320,737)           (98,376)
                    Accrued rent                                                                          28,919             10,255
                    Long-term obligations                                                                 73,848               --
                                                                                                     -----------        -----------
                        Total adjustments                                                               (254,260)          (580,212)
                                                                                                     -----------        -----------
                        Net cash used in operating activities                                         (1,299,605)        (1,024,117)
                                                                                                     -----------        -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                                 (133,242)          (514,012)
     Repayment of due from officers/shareholders                                                          13,948             12,881
     Proceeds from property and equipment                                                                615,243               --
     Purchase of marketable investment securities                                                        (62,962)        (2,111,791)
                                                                                                     -----------        -----------
                        Net cash (used in) provided by investing
                            activities                                                                   432,987         (2,612,922)
                                                                                                     -----------        -----------
Cash flows from financing activities:
     Repayment of long-term debt                                                                        (110,028)          (125,168)
     Acquisition of treasury stock                                                                          (528)           (44,923)
     Acquisition of subsidiary stock                                                                        --              (13,222)
     Issuance of common stock                                                                               --               17,250
                                                                                                     -----------        -----------
                        Net cash used in financing activities                                           (110,556)          (166,063)
                                                                                                     -----------        -----------
                        Net decrease in cash                                                            (977,174)        (3,803,102)

Cash, beginning of period                                                                              2,014,147          6,723,034
                                                                                                     -----------        -----------
Cash, ending of period                                                                               $ 1,036,973          2,919,932
                                                                                                     ===========        ===========
Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                        $    48,976             41,140
                                                                                                     ===========        ===========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     September 30, 1995 and October 1, 1994
                                   (Unaudited)

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

         The results of operations for the six months ended September 30, 1995, are not necessarily indicative of the operating results to be expected for the year ending September 30, 1994. The Company's business is seasonal. Historically, approximately 22% of the Company's sales have occurred in the second fiscal quarter.

         Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

         Certain reclassifications have been made to the (unaudited) October 1, 1994 quarterly financial information to conform to the presentation used in the (unaudited) September 30, 1995 financial information.

(2)      NET LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

(3)      INCOME TAXES

         The Company follows Statement of Financial Accounting Standard (SFAS
         109) "Accounting for Income Taxes."

         The Company files a consolidated tax return with its subsidiaries.

         The Company anticipates that for fiscal year 1996 its tax rate will be approximately 37%.

(4)      COMMITMENTS

         The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options.

                                      - 5 -
                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         The aggregate minimum rental commitments provided for in such leases at September 30, 1995, are as follows:

           FISCAL YEAR ENDING                          AMOUNT
           ------------------                          ------
                  1996                             $  1,812,210
                  1997                                1,695,177
                  1998                                1,561,568
                  1999                                1,340,440
                  2000                                1,181,966
               Thereafter                             4,810,057
                                                   ------------
                                                   $ 12,401,418
                                                   ============

         Rent expense under operating leases amounted to $988,953 and $1,218,000 for the six months ended September 30, 1995 and October 1, 1994, respectively.

(5)      TREASURY STOCK

         Treasury stock consists of the following number of shares:

                                        September 30,      April 1,
                                             1995            1995
                                             ----            ----
   Class A common stock                   2,541,670       2,541,670
   Class B common stock                     243,803         239,583

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1995, COMPARED TO THE SIX MONTHS ENDED OCTOBER 1, 1994

RESULTS OF OPERATIONS

Net sales for the six months ended September 30, 1995 ("1995") decreased by approximately 22.8% compared to the six months ended October 1, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (13.9%), and a decrease in sales in those stores that closed during 1995 versus 1994 (8.9%).

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost ass a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and will be expanded to some others in the future. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

The cost of sales for 1995 was lower than that for 1994 due to the decrease in net sales. Cost of sales as a percentage of net sales has increased from 62.3% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

Selling, general and administrative expenses (SG&A) expenses in 1995 decreased 16.2% compared to 1994. Such decrease is attributable to a decrease in comparable store expense (4.2%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (8.6%) and a decrease in corporate overhead (1.0%). SG&A expenses as a percentage of net sales increased from 42.8% in 1994 to 47.1% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,045,000 in 1995 versus a net loss of approximately $444,000 in 1994 due to the reduction in net sales and gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $4,632,569 at September 30, 1995 compared to working capital of $5,168,136 at April 1, 1995, and a current ratio (the ratio of total current assets to total current liabilities) of 1.99 to 1 at September 30, 1995 compared to a current ratio of 1.86 to 1 at April 1, 1995.

The Company has historically maintained a strong cash position and management believes that this will continue in the future.

At September 30, 1995, the Company had long-term obligations of $944,589. Management anticipates that its ability to repay its long-term debt will be satisfied primarily through funds general from its operations.

Management believes that the Company has excellent relationships with its banks and suppliers and does not anticipate any significant difficulties in financing operations at current levels.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management believes that the Company would be able to obtain financing for the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION

PART II

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

In the opinion of the Company, no Form 8-K was required to be filed during the quarter reporting any material unusual charges or credits to income during the quarter, or reporting a change in independent accountants.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES

               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                   URT INDUSTRIES, INC.
                                         ---------------------------------------
                                                        Registrant



Date: November 13, 1995                              /s/   Allan Wolk
      --------------------------------   ---------------------------------------
                                            Allan Wolk, Chairman of the Board
                                              (PRINCIPAL EXECUTIVE OFFICER)



Date: November 13, 1995                             /s/    Jason Wolk
      --------------------------------   ---------------------------------------
                                                Jason Wolk, Vice President
                                                 (PRINCIPAL FINANCIAL AND
                                                    ACCOUNTING OFFICER)