Form 10-Q
period 1995-12-30
URT INDUSTRIES INC
filed 1996-02-14
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended December 30, 1995                  Commission File No. 0-6882


                              URT INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                 Florida                                     59-1167907
------------------------------------------------     -------------------------
(STATE OR OTHER JURISDICTION OF INCORPORATION OR     (I.R.S. EMPLOYER I.D. NO.)
                        ORGANIZATION)


  3451 Executive Way, Miramar, Florida                               33025
----------------------------------------                           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                           (ZIP CODE)


Registrant's telephone number, including area code:          (305) 432-4200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.

                                    YES [X]   NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At December 30, 1995, there were outstanding:


10,857,068 shares of Class A common stock
1,301,141 shares of Class B common stock

                         PART I - FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                       December 30, 1995 and April 1, 1995


                                                                                    December 31,        April 1,
                                  ASSETS                                                1995              1995
                                  ------                                                ----              ----
                                                                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                   $        2,667,980         2,014,147
     Marketable securities                                                                2,660,059         2,649,534
     Inventories                                                                          5,344,525         5,578,737
     Current portion of due from officers/shareholders                                       28,470            28,470
     Land held for sale                                                                        -              300,000
     Prepaid expenses and other current assets                                              355,520           368,205
     Refundable income taxes                                                                248,194           257,229
                                                                                       ------------      ------------
                   Total current assets                                                  11,304,748        11,196,322

Property and equipment, net                                                               2,259,117         3,102,928
Due from officers/shareholders                                                              118,418           139,550
Other assets                                                                                146,711           208,995
                                                                                       ------------      ------------
                                                                                 $       13,828,994        14,647,795
                                                                                         ==========        ==========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term obligations                                                62,726           110,028
     Accounts payable                                                                     4,860,125         4,130,530
     Accrued liabilities                                                                  1,669,274         1,787,628
                                                                                        -----------       -----------
                   Total current liabilities                                              6,592,125         6,028,186

Long-term obligations, less current portion                                                 918,180           929,654
Accrued rent                                                                                489,851           500,470
Minority interest in a subsidiary (note 2)                                                  312,387           486,644
                                                                                       ------------     -------------
                                                                                          8,312,543         7,944,954
                                                                                       ------------     -------------

Shareholders' equity:
     Common stock, Class A, $.01 par value. Authorized
        20,000,000 shares; issued 13,764,588 shares; outstand-
        ing 10,857,068 shares at December 31, 1995 and
        11,222,918 shares at April 1, 1995                                                  137,646           137,646
     Common stock, Class B, $0.1 par value. Authorized
        10,000,000 shares; issued 1,552,866 shares; outstand-
        ing 1,301,141 at December 30, 1995 and 1,313,283 at
        April 1, 1995                                                                        15,529            15,529
     Capital in excess of par                                                             5,542,152         5,542,152
     Retained earnings                                                                      839,459         1,987,944
                                                                                      -------------       -----------
                                                                                          6,534,786         7,683,271
Less stock held in treasury, at cost (note 6)                                            (1,018,335)         (980,430)
                                                                                        -----------      ------------
                                                                                          5,516,451         6,702,841
Commitments and contingencies (note 5)
                                                                                       ------------     -------------
                                                                                 $       13,828,994        14,647,795
                                                                                         ==========        ==========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS

            Nine months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)


                                                                                         1995             1994
                                                                                         ----             ----
Net sales                                                                         $       18,911,992      25,360,425
                                                                                  ------------------      ----------
Costs and expenses:
     Cost of sales                                                                        12,194,083      16,126,310
     Selling, general and administrative                                                   7,915,568       9,625,176
     Loss on litigation                                                                         -            431,456
     Store closing costs                                                                     191,693          43,707
                                                                                  ------------------      ----------

                                                                                          20,301,344      26,226,649
                                                                                  ------------------      ----------

     Loss from operations                                                                 (1,389,352)       (866,224)
                                                                                  ------------------      ----------

Other (charges) credits:
     Interest expense                                                                        (84,875)        (61,228)
     Interest income                                                                         151,485         143,187
                                                                                  ------------------      ----------

                                                                                              66,610          81,959
                                                                                  ------------------      ----------

                   Loss before benefit for income taxes and
                       minority interest in net loss of
                       consolidated subsidiary                                            (1,322,742)       (784,265)

Benefit for income taxes (note 4)                                                               -           (189,000)
                                                                                  ------------------      ----------

                   Loss before minority interest in net loss of
                       consolidated subsidiary                                            (1,322,742)       (595,265)

Minority interest in net loss of consolidated subsidiary
   (note 2)                                                                                 (174,257)        (77,099)
                                                                                  ------------------      ----------

                   Net loss                                                               (1,148,485)       (518,166)

Retained earnings, beginning of period                                                     1,987,944       3,747,029
                                                                                  ------------------      ----------

Retained earnings, end of period                                                  $          839,459       3,228,863
                                                                                  ==================      ==========

Loss per common share (note 3)                                                          $  (.01)           (.04)
                                                                                        =======            ====

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                              AND RETAINED EARNINGS

           Three months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)


                                                                                         1995             1994
                                                                                         ----             ----
Net sales                                                                         $        7,316,776      10,350,616
                                                                                           ---------      ----------
Costs and expenses:
     Cost of sales                                                                         4,812,032       6,780,453
     Selling, general and administrative                                                   2,452,532       3,192,644
     Loss on litigation                                                                         -            431,456
     Store closing costs                                                                     191,693          43,707
                                                                                         -----------  --------------

                                                                                           7,456,257      10,448,260
                                                                                         -----------  --------------

     Loss from operations                                                                   (139,481)        (97,644)
                                                                                          ----------   -------------

Other (charges) credits:
     Interest expense                                                                        (27,458)        (20,088)
     Interest income                                                                          45,092          56,488
                                                                                         -----------   -------------

                                                                                              17,634          36,400
                                                                                        ------------    ------------

                   Loss before benefit for income taxes and minority
                       interest in net loss of consolidated subsidiary
                                                                                            (121,847)        (61,244)

Provision for income taxes (note 4)                                                             -             27,000
                                                                                            --------    ------------

                   Loss before minority interest in net loss of
                       consolidated subsidiary (note 2)                                     (121,847)        (88,244)

Minority interest in net loss of consolidated subsidiary                                     (18,707)        (13,983)
                                                                                        ------------    ------------

                   Net loss                                                                 (103,140)        (74,261)

Retained earnings, beginning of period                                                       942,599       3,303,124
                                                                                         -----------     -----------

Retained earnings, end of period                                                  $          839,459       3,228,863
                                                                                         ===========     ===========

Loss per common share                                                                   $  (.09)           (.01)
                                                                                            ===             ===

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            Nine months ended December 30, 1995 and December 31, 1994
                                   (Unaudited)
                                                                                        1995              1994
                                                                                        ----              ----
Cash flows from operating activities:
     Net loss                                                                    $      (1,148,485)         (518,166)
                                                                                        ----------       -----------
     Adjustments to reconcile net loss to net cash provided by (used in)
        operating activities:
           Depreciation and amortization                                                   358,171           424,555
           Minority interest in net loss of subsidiary                                    (174,257)          (77,099)
           Loss on write-off of leasehold improvements                                     190,601              -
           Changes in operating assets and liabilities:
                  (Increase) decrease in:
                    Marketable securities                                                  (10,525)       (2,901,290)
                    Inventories                                                            234,212          (560,701)
                    Prepaid expenses and other current assets                               12,685           (16,262)
                    Other assets                                                            62,284            99,387
                    Refundable income taxes                                                  9,035          (215,600)
                  Increase (decrease) in:
                    Accounts payable                                                       729,595         1,740,718
                    Accrued liabilities                                                      5,031           626,922
                    Accrued rent                                                           (10,619)           21,341
                    Long-term obligations                                                   51,252              -
                                                                                       -----------          -----
                        Total adjustments                                                1,457,465          (858,029)
                                                                                         ---------        ----------

                        Net cash provided by (used in) operating
                            activities                                                     308,980        (1,376,195)
                                                                                        ----------         ---------

Cash flows from investing activities:
     Purchase of property and equipment                                                   (143,589)         (902,866)
     Repayment of due from officers/shareholders                                            21,132            19,517
     Proceeds from sale of land, property and equipment                                    615,243              -
                                                                                        ----------         ------

                        Net cash provided by (used in) investing
                            activities                                                     492,786          (883,349)
                                                                                        ----------       -----------

Cash flows from financing activities:
     Repayment of note payable                                                                -              (56,250)
     Repayment of long-term debt                                                          (110,028)         (120,495)
     Acquisition of treasury stock                                                         (37,905)          (44,923)
     Acquisition of subsidiary stock                                                          -              (13,222)
     Issuance of common stock                                                                 -               17,250
                                                                                          --------      ------------

                        Net cash used in financing activities                             (147,933)         (217,640)
                                                                                        ----------        ----------

                        Net increase (decrease) in cash                                    653,833        (2,477,184)

Cash, beginning of period                                                                2,014,147         6,723,034
                                                                                         ---------         ---------

Cash, ending of period                                                           $       2,667,980         4,245,850
                                                                                         =========         =========

Supplementary disclosures of cash flow information:
     Cash paid during the period for:
        Interest                                                                 $          84,875            61,228
                                                                                       ===========       ===========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     December 30, 1995 and December 31, 1994
                                   (Unaudited)

(1)      BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

         The results of operations for the nine months ended December 30, 1995, are not necessarily indicative of the operating results to be expected for the year ending March 30, 1996. The Company's business is seasonal. Historically, approximately 30% of the Company's sales have occurred in the third fiscal quarter.

         The condensed consolidated financial statements include the accounts of URT Industries, Inc. and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 87% owned subsidiary, Peaches Entertainment Corporation. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

         Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

(2)      PETITION FOR RELIEF UNDER CHAPTER 11

         On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation ("Peaches") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, Peaches will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches may not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

         As of the Petition Date, payment of pre-petition liabilities of unsecured creditors of Peaches, and pending litigation against Peaches are stayed while Peaches continues its business operations as debtor-in-possession.

         As a result of the Chapter 11 filing on January 16, 1996, payments with respect to the mortgage payable have become accelerated, not withstanding the fact that the Company is continuing to make and will continue to make all payments due under the mortgage in accordance with the terms of the note. It is currently the Company's intent to reinstate the mortgage on terms no less favorable to the Company than the original mortgage note upon confirmation of the reorganization plan.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

         In accordance with the Bankruptcy Code, Peaches can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceeding, Peaches is seeking approval to reject 5 store leases consisting of 2 stores which were closed previous to January 16, 1996 and 3 stores which were closed on January 16, 1996. Peaches is also seeking rejection of an employment contract with a former officer/director. Refer to Employment Agreement in Peaches' April 1, 1995 Form 10-K. Other real property leases may be rejected in the future subject to Bankruptcy Court approval. In connection with Peaches' Chapter 11 case, the United States trustee has appointed a committee for Peaches' general unsecured creditors.

         As a result of the reorganization proceedings, Peaches may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the consolidated financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

(3)      NET LOSS PER COMMON SHARE

         Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

(4)      INCOME TAXES

         The Company follows Statement of Financial Accounting Standard ("SFAS 109"), "Accounting for Income Taxes" and files a consolidated tax return with its subsidiaries.

         Based upon current operations of the Company and other factors, the Company did not record an income tax benefit for the quarter ended December 30, 1995, and does not anticipate doing so for the remainder of the current fiscal year. The Company anticipates that pre-tax losses, if any, which may be realized during the fiscal year ending March 30, 1996 will not result in the recording of any additional tax benefit by the Company. Further, any net operating loss carryforwards prior to, and subsequent to the filing date, may be severely reduced by the bankruptcy case. Under certain circumstances, the Company could incur significant tax liabilities from the forgiveness of indebtedness as a result of the bankruptcy case, the eventual outcome of which is unknown at this time.

(5)      COMMITMENTS AND CONTINGENCIES

         The Company is a lessee under various operating leases. Several of them contain escalation clauses principally tied to the Consumer Price Index. Several of the leases contain renewal options. See note 2 for discussion of Petition for Relief Under Chapter 11 with respect to 5 store leases.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS

         The aggregate minimum rental commitments provided for in such leases at December 30, 1995 are as follows:

             FISCAL YEAR ENDING                          AMOUNT
             ------------------                          ------
                    1996                      $         451,391
                    1997                              1,695,177
                    1998                              1,561,568
                    1999                              1,340,440
                    2000                              1,181,966
                 Thereafter                           5,799,015
                                              -----------------
                                              $      12,029,557
                                              =================

         Rent expense under operating leases amounted to $1,463,344 and $1,832,000 for the nine months ended December 30, 1995 and December 31, 1994.

         The Company has been notified of a Florida sales and use tax audit for the periods January 1990 through 1996 which respect to use tax and ad valorem tax. As of the date of these consolidated financial statements, no assessments have been made.

(6)      TREASURY STOCK

         Treasury stock consists of the following number of shares:

                                      DECEMBER 30, 1995      APRIL 1, 1995
                                      -----------------      -------------
           Class A common stock            2,907,520           2,541,670
           Class B common stock              251,725             239,583

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED DECEMBER 30, 1995, COMPARED TO THE NINE MONTHS ENDED DECEMBER 31, 1994


INTRODUCTION

This discussion should be read in conjunction with the consolidated financial statements, related notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-K for the year ended April 1, 1995.

PETITION FOR RELIEF UNDER CHAPTER 11

On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, Peaches will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

As of the Petition Date, payment of pre-petition liabilities of unsecured creditors of Peaches, and pending litigation against Peaches are stayed while Peaches continues its business operations as debtor-in-possession.

As a result of the Chapter 11 filing on January 16, 1996, payments with respect to the mortgage payable have become accelerated, not withstanding the fact that the Company is continuing to make and will continue to make all payments due under the mortgage in accordance with the terms of the note. It is currently the Company's intent to reinstate the mortgage on terms no less favorable to the Company than the original mortgage note upon confirmation of the reorganization plan.

In accordance with the Bankruptcy Code, Peaches can seek court approval for the rejection of pre-petition executory contracts, including real property leases. Any such rejection may give rise to a pre-petition claim for damages pursuant to the Bankruptcy Code. In connection with the Chapter 11 proceeding, Peaches is seeking approval to reject 5 store leases consisting of 2 stores which were closed previous to January 16, 1996 and 3 stores which were closed on January 16, 1996. Peaches is also seeking rejection of an employment contract with a former officer/director. Refer to Employment Agreement in Peaches' April 1, 1995 Form 10-K. Other real property leases and certain executory contracts may be rejected in the future subject to Bankruptcy Court approval.

As a result of the reorganization proceedings, Peaches may sell or otherwise realize assets and liquidate or settle liabilities for amounts other than those reflected in the financial statements. Further, a plan of reorganization could materially change the amounts currently recorded in the consolidated financial statements. The consolidated financial statements do not give effect to any adjustments to the carrying value of assets, or amounts and classification of liabilities that might be necessary as a consequence of these matters.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

Upon commencement of the filing, Peaches sought and received authorization from the Bankruptcy Court to continue certain employee and customer related policies which Peaches deemed necessary for its survival. These included its policies related to employee wages, benefits and out-of-pocket business expenses. They also included its customer benefit programs, including Peaches' gift certificate program and its merchandise return program. To date, the Company does not believe that it has experienced any material negative impact from its customers or employees because of the filing.

Since the filing WEA and Polygram Distribution Group ("PGD"), two of the Company's six major distributors (PGD, WEA, BMG, Sony, UNI and CEMA) are shipping merchandise on a cash in advance basis to the Company. However, many of the Company's vendors have requested changes in the trade credit terms offered to the Company. Where previously the Company was paying for most vendor shipments on an average of 60-75 days, it now finds that it is being required in a majority of its shipments to make payment on a cash-in-advance basis. The Company is currently involved in negotiations with its vendors to set up normal terms for post-petition shipments and services. In addition, the Company is negotiating with both major suppliers and non major suppliers to enter into vendor agreements under 546(g) of the Bankruptcy Reform Act of 1994 which permit returns of inventory for credit against pre-petition indebtedness in exchange for the granting of normal terms on a post-petition basis which requires court approval. As of February 13, 1996, the Company completed an agreement with PGD which provides for a credit facility of up to $200,000. The agreement also requires returns for inventory to PGD of up to $200,000 for credit against pre-petition indebtedness. This agreement will require approval by the court as set forth under 546(g) of the Bankruptcy Reform Act of 1994. Since the filing the Company has had to purchase a majority of its inventory from alternative sources which are more costly to the Company. Changes in credit terms have had a material impact on the Company's liquidity, and there can be no assurance as to the effect which any future changes in trade credit terms imposed by the Company's vendors or change in vendors could have on the Company's liquidity or its operations.

On January 16, 1996, the Company closed 3 stores. Total store count as of February 13, 1996 is 13.

RESULTS OF OPERATIONS

Net sales for the nine months ended December 30, 1995 ("1995") decreased by approximately 25.4% compared to the nine months ended December 31, 1994 ("1994"). Such decrease is attributed to a decrease in comparable store sales (19%), and a decrease in sales in those stores that opened or closed during 1995 versus 1994 (6.4%) principally due to decreased customer traffic caused by a lack of new "hit" release music products and continued competitive and economic pressures in certain of the Company's markets.

During the last few years, nontraditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music products at near or below wholesale cost as a means of attracting customers to sell other products. During the current fiscal year, the effect of this competition was encountered in some of our markets and it is anticipated it will be expanded to some other markets. The Company has reduced prices which has resulted in lower sales and lower gross profit. The Company believes that it will remain competitive due to its locations, selection of product and superior customer service.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

The cost of sales for 1995 was lower than that for 1994 due to decrease net sales. Cost of sales as a percentage of net sales has increased from 63.6% in 1994 to 64.5% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition as discussed above.

Selling, general and administrative (SG&A) expenses in 1995 decreased by approximately 17.7% compared to 1994. Such decrease is primarily attributable to a decrease in store expenses of stores that opened or closed during 1995 versus 1994 (8%), and a decrease in corporate expenses (3.8%). Comparable store expense in 1995 decreased by approximately 5.9% compared to 1994. As a percentage of net sales, SG&A expenses increased from 38% in 1994 to 41.9% in 1995 due to the fixed nature of certain expenses and the decrease in net sales.

The Company incurred a net loss of approximately $1,148,485 in 1995 versus a net loss of approximately $518,166 in 1994 due to the decrease in net sales and gross profit as described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company had working capital of $4,712,623 at December 30, 1995 compared to working capital of $5,168,136 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 1.71 to 1 at December 30, 1995 compared to a current ratio to 1.86 to 1 at April 1, 1995.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season. The Company believes that in the future its business will continue to be impacted by various competitive and economic factors, including, but not limited to, consumer tastes, new releases of music available for sale and general economic tends impacting retailers and consumers. In addition, in more recent years The Company's revenues have been influenced by increased competition from other music and video specialty retail chains, as well as discounters and mass merchandisers. Further, any possible store closures that may be approved by the court during the bankruptcy case would impact future revenues.

Management anticipates that cash generated from operations and cash equivalent on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores during the next few years.

For a discussion of recent developments and uncertainties effecting the Company's liquidity and capital resources, see note 2 to the condensed financial statements and "Petition for Relief Under Chapter 11" above.

PART II  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

(A)      BANKRUPTCY PROCEEDINGS

On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation ("Peaches") filed a voluntary petition for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Florida, seeking to reorganize under Chapter 11. In Chapter 11, Peaches will continue to manage its affairs and operate its business as debtor-in-possession while it attempts to develop a reorganization plan that will restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches may not engage in transactions outside the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      EXHIBIT NO.                   DESCRIPTION
         -----------                   -----------
              10.61 Termination of Management Fee Agreement, dated January 1, 1996, between URT Industries, Inc. and Peaches Entertainment Corporation.

              10.62 Agreement letter between URT Industries, Inc. and Peaches Entertainment Corporation, dated January 1, 1996, for services to be performed by Allan Wolk and paid by Peaches Entertainment Corporation.

              10.63 Agreement letter between Alan Wolk and URT Industries, Inc. dated January 1, 1996 agreeing to perform services for the Company.

              27.0      Financial Data Schedule

(B)      CURRENT REPORTS ON FORM 8-K

         None.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES



               Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                    URT INDUSTRIES, INC.
                                             ----------------------------------
                                                         Registrant


Date:     February 13, 1996                       /s/ Allan Wolk
                                    -------------------------------------------
                                        Allan Wolk, Chairman of the Board
                                          (PRINCIPAL EXECUTIVE OFFICER)


Date:     February 13, 1996                       /s/ Jason Wolk
                                    -------------------------------------------
                                              Jason Wolk, Vice President
                                    (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)