Form 10-K
period 1996-03-30
URT INDUSTRIES INC
filed 1997-04-28
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549



                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended March 30, 1996              Commission File No. 0-6882


                              URT INDUSTRIES, INC.
             (Exact name of registrant as specified in its charter)

           Florida                                                59-1167907
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

1180 East Hallandale Beach Boulevard, Hallandale, Florida            33009
          (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (954) 454-5554

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

               Class A Common Stock, par value $.01 per share
               Class B Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES ___ NO _X_

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                 YES ___ NO _X_

The aggregate market value (based on the closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of February 6, 1997, approximately $384,000.

As of February 12, 1997, the registrant's transfer agent reported as issued and outstanding:

               10,857,068 Shares of Class A Common Stock

                1,348,141 Shares of Class B Common Stock

                                     PART I

Item 1.  BUSINESS

     URT Industries, Inc. ("URT" or the "Company"), a Florida corporation, was incorporated in 1967, the year it succeeded to the business of two companies which had commenced operations in 1961 and 1965, respectively. Its executive offices are located at 1180 East Hallandale Beach Boulevard, Hallandale, Florida, 33009. Its telephone number is 954-454-5554.

     Since 1981, URT has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT is the beneficial owner of approximately 93.5% of its issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock. The remaining approximately 6.5% of PEC's common stock is owned by non-affiliated persons.

Petition for Relief under Chapter 11

     On January 16, 1996 (the "Petition Date"), PEC filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the
"Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court"). During the pendency of such proceeding (the "Chapter 11 proceeding"), PEC continued to manage its affairs and operate its business as a debtor-in-possession (subject to the approval of the Bankruptcy Court with respect to transactions outside of the ordinary course of business), while it developed a Plan of Reorganization that would allow it to continue in business. PEC's Amended Plan of Reorganization, dated October 23, 1996, as modified by the Bankruptcy Court's Order of January 17, 1997 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court on such date, and was to become effective on February 3, 1997, subject to satisfaction of certain conditions. Such conditions were satisfied on February 19, 1997, and the Plan of Reorganization became effective on such date (the "Effective Date"). For a discussion of the Plan of Reorganization and other action taken in connection with the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" below.

The Peaches Stores

     The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ended March 30, 1996:

                                  1996       1995        1994       1993       1992
                                  ----       ----        -----      -----      ----
   Number of stores:
   At beginning of period          19         20          21         22         21
   Opened during period             0          1           0          0          2
   Closed during period            (6)        (2)         (1)        (1)        (1)
                                  ---        ---         ---        ---        ---

   At end of period                13         19          20         21         22

     Three of the six stores which were closed during the fiscal year ended March 30, 1996 (the "1996" fiscal year) were closed prior to the Petition Date. The other three stores were closed on or about the Petition Date. All six of such stores had been operating unprofitably, and pursuant to its rights under the Bankruptcy Code, PEC obtained approval of the Bankruptcy Court to reject the unexpired term of the leases pertaining to such stores. (See "LEGAL
PROCEEDINGS"). As to the remaining thirteen stores which are presently in operation, PEC has renegotiated five of the leases pertaining to such stores on terms which are more favorable to PEC. The other eight stores are either operated under the same leases as were in effect prior to the Petition Date or, as to the one store which is owned rather than leased by PEC, is not subject to any leasehold arrangement.

     The thirteen "Peaches" stores (the "'Peaches' stores") which are presently in operation are located in the following four states: Florida (seven stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 7,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

     Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of URT and his brother, a former director of URT. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     For information concerning real property owned by PEC, see "Properties".

Trademarks

     PEC is the registered owner of and owns nationwide rights to the tradename, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration, including re-orders of merchandise. Certain other matters, including relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1996 fiscal year, PEC purchased merchandise from approximately 59 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY, UNI, WEA, and Bassin. Approximately 81% of the merchandise purchased during the 1996 fiscal year came from such seven principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized. Merchandise is delivered directly by suppliers to the stores.

     Prior to its filing for protection from its creditors, the usual terms received by PEC from suppliers provided for payment to be made within 60 days from the end of the month in which a purchase is made. In addition, PEC normally received an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Prior to its filing for protection from its creditors, PEC was also able to return merchandise, without limitation, to all suppliers, who charged a penalty if returns exceeded certain percentages of the dollar amounts of gross purchases. Such return policies did not have any adverse effect on PEC's business.

     For a short period after the Chapter 11 filing, PEC was not able to obtain delivery from any of its principal suppliers of merchandise, except Bassin (which supplied the inventory which might otherwise have been ordered through other suppliers), and was not able to return merchandise in accordance with the return policies described above. Eventually, during the course of the Chapter 11 proceeding all of PEC's principal suppliers resumed shipping merchandise to PEC and agreed to allow PEC to make returns of unneeded inventory for credit against pre-petition indebtedness. In some cases, suppliers also agreed to ship merchandise on credit. During the pendency of the Chapter 11 proceeding, PEC was able to obtain approximately 80% of its inventory on credit, and was able to return most of its unused inventory for credit against prepetition indebtedness. Because of the resumption in deliveries from suppliers, as well as the use of alternate sources of merchandise, the Chapter 11 filing did not have a materially negative effect on PEC's ability to obtain inventory or to return unused inventory for credit, although the cost of such inventory was generally higher than it would otherwise have been and the terms for the return of unused inventory were sometimes different than those which were in effect prior to the Petition Date.

     Subsequent to the Effective Date, all of PEC's seven principal suppliers and most of its other suppliers have agreed on terms with respect to payment for merchandise and the return of unused merchandise for credit which are the same or similar to the terms which were in effect prior to the Chapter 11 proceeding.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week. Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 22% of total sales for each year; sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; and sales between October and December were approximately 32% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of action taken to attempt to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1996 fiscal year, URT and PEC (hereinafter, collectively, the "URT Companies") employed approximately 250 persons in all capacities. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Management Agreements Between URT and PEC

     Pursuant to a management agreement, as amended, which was in effect between URT and PEC through December 31, 1995, URT was required to provide PEC with the services of Allan Wolk as President and Chairman of PEC, PEC was entitled to payment from URT for certain accounting and administrative services performed by PEC for URT at the rate of $39,600 per annum (subject to periodic equitable adjustment depending upon the amount of such services), and so long as URT and PEC filed consolidated income tax returns, their respective liabilities for such taxes were required to be equitably apportioned as provided in such agreement. For the above described services of Allan Wolk, PEC was required to pay URT, in equal weekly installments, a fee at the rate of $750,000 per annum for that portion of the 1996 fiscal year ending on December 31, 1995, as compared to a fee at the rate of $1,000,000 per annum with respect to the preceding approximately six month period commencing October 2, 1994 and ending April 1, 1995, and a fee during earlier periods based on a percentage of PEC's net sales.

     The management agreement described above was terminated by URT and PEC effective as of December 31, 1995, and replaced by three new agreements, each effective from and after January 1, 1996. Under the three new agreements, two between URT and PEC and the third between URT and Allan Wolk, the following arrangements have been agreed to: URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return; for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Allan Wolk as PEC's Chairman, President and Chief Executive Officer; PEC, in lieu of paying a management fee to URT, is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary at the rate of $500,000 per annum; and the amount so paid by PEC to Mr. Wolk pursuant to such arrangement shall be credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them.

     As a result of the above-described arrangements, the amounts required to be paid by PEC, as management fees to URT or as salary to Allan Wolk were reduced from $1,024,386 during the fiscal year ended April 1, 1995 (the "1995 fiscal year") to $687,500 during the 1996 fiscal year (without accounting for the expenses as described above of approximately $39,600 for which URT reimbursed PEC during the 1995 fiscal year). This resulted in a net savings to PEC in the approximate amount of $297,000. The $687,500 so paid by PEC during the 1996 fiscal year consisted of management fees to URT of $562,500 (covering the period through December 31, 1995 when the prior management agreement was in effect), and compensation to Allan Wolk in the amount of $125,000 (covering the period beginning January 1, 1996 when the three new agreements came into effect).

     During both the 1996 and 1995 fiscal years, Mr. Wolk devoted approximately 75% of his working time to the business of PEC.

Item 2. PROPERTIES

     Since April, 1996, the headquarters for URT and PEC (the "URT Companies") have been located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space. Prior to April, 1996, the URT Companies' headquarters had been located in a larger and more expensive facility of approximately 26,000 square feet in Miramar, Florida in a building which was leased by PEC and included both office and warehouse space. The new headquarters has no warehouse space, as all merchandise is shipped directly from suppliers to stores. The move to smaller facilities with no warehouse space, and the elimination of the payroll expenses associated with the old warehouse facility, has resulted in savings to PEC in excess of $200,000 per year. The lease for the old headquarters was among the leases which PEC rejected in connection with the Chapter 11 proceeding. (See "LEGAL PROCEEDINGS").

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender and to a second mortgage to URT. PEC made all payments on the first mortgage as they became due during the Chapter 11 proceeding, and negotiated a longer payout of such mortgage during the course of such proceeding. The second mortgage secures a debt owed by PEC to URT as a result of a loan which was made by URT to PEC in January, 1997 in order for PEC to satisfy certain of its obligations to creditors under the Plan of Reorganization. (See "LEGAL PROCEEDINGS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3. LEGAL PROCEEDINGS

     PEC's above-described voluntary petition for relief under Chapter 11 of the Bankruptcy Code resulted in the above-described Plan of Reorganization. The Plan of Reorganization, as so confirmed by the Bankruptcy Court, provided for the following:

          (a) All unsecured creditors, including all of PEC's inventory suppliers, but excluding landlords under leases rejected by PEC, are entitled to 100% of their allowed claims (the total of which is approximately $4,922,000). PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date. The balance of the payments to such seven principal suppliers (approximately $1,284,000) is payable with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of 24 months commencing in March, 1997. The amounts due to such suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured party which was sold to PEC or is otherwise in the possession of and owned by PEC. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the Effective Date.

          (b) Landlords under the leases which were rejected by PEC in connection with the bankruptcy filing were entitled to approximately $311,000 (30% of the approximately $1,000,000 in allowed claims with respect to such leases), all of which was paid on the Effective Date.

          (c) PEC's sole secured creditor, the holder of the first mortgage with respect to the store property owned by PEC in Mobile, Alabama, whose allowed claim was approximately $466,000, will receive 100% of such amount, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September, 1997 was extended to September, 2002.

          (d) The priority tax claim in the approximate amount of $118,000 which is owed to the Florida Department of Revenue will be payable with interest over a period of two years commencing 30 days from the Effective Date.

          (e) The priority administrative claims, including professional fees in the approximate amount of $200,000 which were incurred in connection with the reorganization, were paid on the Effective Date.

     In order for PEC to be able to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), agreed that, subject to the terms of the Amended Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT, guarantee the approximately $1,284,000 which is due to the principal suppliers after the Effective Date pursuant to the arrangements described in subparagraph (a) above, and lend $700,000 to PEC on the Effective Date. The loan by URT to PEC is required to be paid back by PEC with interest over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property. (For additional information pertaining to such arrangements between PEC and URT, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     During the course of the Chapter 11 proceeding, the Bankruptcy Court issued orders authorizing the following:

          (a) PEC's rejection of the unexpired portion of the leases covering PEC's former corporate headquarters in Miramar, Florida, as well as the six stores closed by PEC during the 1996 fiscal year (See "PROPERTIES" and "BUSINESS--The Peaches Stores").

          (b) PEC's rejection of the unexpired portion of the lease covering a store in Charlotte, North Carolina which had been closed by PEC during the 1991 fiscal year and as to which PEC remained responsible for the shortfall between the amount payable under PEC's lease for such store and the amount being paid by a subtenant of such store.

          (c) PEC's assumption of the unexpired portion of the leases covering PEC's new corporate headquarters and the stores which are leased and are to be kept in operation.

          (d) PEC's execution of a settlement agreement containing a reduction of the amounts payable by PEC to its former Executive Vice-President under a consulting arrangement with him (See "EXECUTIVE COMPENSATION--Employment Contracts").

          (e) PEC's entry into post-petition agreements with its suppliers of inventory under which PEC was permitted to return merchandise to such suppliers for a credit against pre-petition claims, and under which PEC was entitled to purchase merchandise on credit from certain of such suppliers. (See "BUSINESS - Operation of the Peaches Stores").


     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau,
Incorporated:

                                        Bid Prices          Asked Prices
                                        ----------          ------------
                                        High   Low          High     Low
                                        ----   ---          ----     ---
1994

         Quarter ended March 31,        .18   1/16          .36      .23
         Quarter ended June 30,         .16    1/8          .36      .22
         Quarter ended Sept. 30,        .16    .09          .50      .19
         Quarter ended Dec. 31,         .16    .09          .50      .19

1995

         Quarter ended March 31,        .14    .10          1/2      .19
         Quarter ended June 30,         .14    .10          1/2      .19
         Quarter ended Sept. 30,        .13    .05          1/2      .15
         Quarter ended Dec. 31,         .13    1/32         3/8      .11

1996

         Quarter ended March 31,        .08    1/32         .20      .11
         Quarter ended June 30,         .08    .07          .11      .10
         Quarter ended Sept. 30,        .07    .07          .10      .09
         Quarter ended Dec. 31,         .07    .03          .09      .06

1997

         Quarter through Feb. 6,        .04    .03          .05      .05

     The following table sets forth the high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                        Bid Prices         Asked Prices
                                        ----------         ------------
                                        High   Low         High    Low
                                        ----   ---         ----    ---

1994

         Quarter ended March 31,        1/4    1/8          5/8    1/2
         Quarter ended June 30,         1/4    1/8          5/8    1/2
         Quarter ended Sept. 30,        1/4    1/8          5/8   5/16
         Quarter ended Dec. 31,         1/8    1/8          5/8   5/16


1995

         Quarter ended March 31,        .13    1/8          5/8   5/16
         Quarter ended June 30,         .13    1/8          5/8   5/16
         Quarter ended Sept. 30,        .13    1/8          5/8   5/16
         Quarter ended Dec. 31,         .13   1/16          5/8   5/16

1996

         Quarter ended March 31,        1/8   1/16          1/4  3/16
         Quarter ended June 30,        .125    .05          .25   .12
         Quarter ended Sept. 30,        .05    .05          .12   .12
         Quarter ended Dec. 31,         .05    .05          .12   .12

1997

         Quarter through Feb. 6,        .03    .03          .12   .12



     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     There has been no payment of dividends during the past five years and payment of dividends in the future will depend on URT's earnings and needs.

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of URT's equity securities as of February 12, 1997, based on information supplied by URT's transfer agent:

                                                      Number of Record
        Title of Class                                    Holders
        --------------                                    -------

        Class A Common Stock, $.01 par value               4,846

        Class B Common Stock, $.01 par value               1,198

Item 6. Selected Financial Data

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                           March 30,        April 1,       April 2,         April 3,      March 28,
                                                             1996            1995            1994           1993(1)         1992
                                                             ----            ----            ----           -------         ----
Operating statement data:
     Net sales                                          $ 23,626,489      31,960,986      36,303,498      37,861,440     35,566,752

     Net income (loss)                                    (2,161,535)     (1,759,085)       (153,053)        290,085       (269,333)

     Income (loss) per common share                             (.17)          (0.14)          (0.01)           0.02          (0.02)

     Weighted average number of common
          shares outstanding                              12,637,634      12,674,448      12,695,136      12,594,531     12,753,748

Balance sheet data:
     Working capital excluding
          liabilities subject to compromise
          in 1996                                          9,188,083       5,168,136       6,651,083       6,520,743      5,540,347

     Total assets                                         12,788,918      14,647,795      16,805,328      17,504,370     15,999,575

     Current portion of long-term
          obligations                                        124,774         110,028         131,173         174,579        188,524

     Long-term obligations                                   810,367         929,654         705,109         836,282      1,010,861

     Liabilities subject to compromise                     5,671,434              --              --              --             --

     Shareholders' equity                                  4,503,401       6,702,841       8,507,621       8,646,416      8,322,299

     Store data:
     Weighted average square feet of
          selling space                                       88,012         130,157         137,145         139,850        145,279

     Weighted average sales per square
          foot of selling space                                  268             246             265             271            245

     Number of stores open at end of
          period                                                  13              19              20              21             22

There were no cash dividends declared for common stock in any of the periods presented.

(1) Includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

FISCAL YEAR ENDED MARCH 30, 1996 (1996) COMPARED TO FISCAL YEAR ENDED APRIL 1, 1995 (1995)

Net sales for 1996 decreased 26.1% compared to 1995. Such decrease is attributed principally to the closing of unprofitable stores during 1996, as well as the effect of the opening of new stores during 1996 by certain of PEC's competitors. 11.8% of such decrease was attributable to comparable store sales and 14.3% of such decrease was attributable to stores that opened or closed during 1996 versus 1995.

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. PEC continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 16, 1996.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the additional factors set forth immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which PEC has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.7% in 1995 to 64.8% in 1996 as a result of a reduction in retail prices due to increased competition, a change in terms with PEC's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

Selling, general, and administrative (SG&A) expenses in 1996 decreased 18.4% compared to 1995. Such decrease is attributable to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (13.6%) and a decrease in corporate overhead (5.2%), offset by an increase in comparable store expenses (0.3%). SG&A expenses, as a percentage of net sales, increased from 39.6% in 1995 to 43.7% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $2,162,000 in 1996 versus a net loss of approximately $1,759,000 in 1995 due principally to the costs associated with the closing of four stores, professional fees associated with the Chapter 11 proceeding and the reduction of net sales and gross profits as described above. The two other stores closed during 1996 are reflected in the financial statements for 1995.

FISCAL YEAR ENDED APRIL 1, 1995 (1995) COMPARED TO FISCAL YEAR ENDED APRIL 2, 1994 (1994)

Net sales for 1995 decreased 12.0% compared to 1994. Such decrease is attributed to an 8.2% decrease in comparable store sales, and a 3.8% decrease in sales in those stores that opened or closed during 1995 versus 1994.

The cost of sales for 1995 was lower than that for 1994 due to a decrease in net sales. Cost of sales as a percentage of net sales increased from 62.7% in 1994 to 63.7% in 1995 due to a reduction in retail pricing in an effort to meet the increased competition.

Selling, general and administrative (SG&A) expenses in 1995 decreased 6.8% compared to 1994. Such decrease is attributable to a decrease in comparable store expenses (1.0%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.6%), a decrease in corporate overhead (2.8%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales, increased from 37.4% in 1994 to 39.7% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

Store closing costs increased in 1995 over 1994 due to the fact that the cost of closing 1 store is included in 1994, and the cost of closing 4 stores is included in 1995.

The Company incurred a net loss of approximately $1,759,000 in 1995 versus a net loss of approximately $153,000 in 1994 due to costs of closing four stores, a loss on litigation, and the reduction in net sales and gross profit as described above.

FISCAL YEAR ENDED APRIL 2, 1994 (1994) COMPARED TO FISCAL YEAR ENDED APRIL 1, 1993 (1993).

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

Selling, general, and administrative (SG&A) expenses in 1994 increased 1.3% compared to 1993. Such increase is attributable to an increase in comparable store expense (1.7%), an increase in corporate overhead (1.2%), an increase in the cost of store openings (0.7%), offset by a decrease in store expenses that opened or closed during 1994 versus 1993 (1.4%), and a decrease due to the fact that 1993 included 53 weeks of operations (0.9%). SG&A expenses, as a percentage of net sales, increased from 35.4% in 1993 to 37.4% in 1994 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

In 1994, the Company adopted the provisions of Financial Standards No. 109 (SFAS
109) Accounting for Income Taxes, which established new financial accounting and reporting standards for income taxes. Such adoption resulted in a cumulative adjustment of approximately $74,000 of income which has been reflected in the statement of operations for 1994.

The Company incurred a net loss of approximately $153,000 in 1994 versus net income of approximately $291,000 in 1993 due to the decrease in net sales and an increase in certain SG&A expenses as discussed above. Approximately $55,000 of net income in 1993 is due to the fact that 1993 included 53 weeks of operations.

Liquidity and Capital Resources

The Company had working capital of $9,188,083 at March 30, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $5,168,136 at April 1, 1995 and a current ratio (the ratio of total current assets to total current liabilities) of 7.4 to 1 at March 30, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 1.86 to 1 at April 1, 1995. The amount of the liabilities which were subject to compromise is $5,671,434.

At March 30, 1996, the Company had long-term obligations of $810,367 (which does not include liabilities subject to compromise of $5,671,434). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

For a discussion of URT's guaranty of certain PEC obligations to creditors in connection with the Chapter 11 proceeding, see "LEGAL PROCEEDINGS".

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores which it may plan to open during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see note 2 (Petition for Relief under Chapter 11) to the financial statements which are set forth at Item 8 below.

In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain intangibles to be disposed of. The Company believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

KPMG


                     URT INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        March 30, 1996 and April 1, 1995

                  (With Independent Auditors' Report Thereon)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents



Independent Auditors' Report                                                 19

Consolidated Financial Statements:

Consolidated Balance Sheets as of March 30, 1996 and April 1, 1995           20

Consolidated Statements of Operations for each of
   the years in the three year period ended March 30, 1996                   21

Consolidated Statements of Shareholders' Equity for each of
   the years in the three year period ended March 30, 1996                   22

Consolidated Statements of Cash Flows for each of
   the years in the three year period ended March 30, 1996                   23



Notes to Consolidated Financial Statements                                   25

                           Independent Auditors' Report


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Miramar, Florida:


We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and subsidiaries (the "Company") as of March 30, 1996 and April 1, 1995, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 30, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and subsidiaries as of March 30, 1996 and April 1, 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended March 30, 1996 in conformity with generally accepted accounting principles.


                                             /s/ KPMG Peat Marwick LLP




June 29, 1996, except as to note 2,
which is as of February 3, 1997

Ft. Lauderdale, Florida

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        March 30, 1996 and April 1, 1995

            Assets                                                       1996            1995
            ------                                                       ----            ----

Current assets:
     Cash and cash equivalents                                      $  3,258,061       2,014,147
     Marketable investment securities                                  1,761,336       2,649,534
     Inventories                                                       4,954,260       5,578,737
     Prepaid inventory                                                   254,249            --
     Current portion due from officers/shareholders                       30,832          28,470
     Land held for sale                                                     --           300,000
     Prepaid expenses and other current assets                           350,197         368,205
     Refundable income taxes                                               9,136         257,229
                                                                    ------------    ------------
          Total current assets                                        10,618,071      11,196,322

Property and equipment, net                                            1,868,246       3,102,928
Due from officers/shareholders                                           110,722         139,550
Other assets                                                             191,879         208,995
                                                                    ------------    ------------

                                                                    $ 12,788,918      14,647,795
                                                                    ============    ============
                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
     Current portion of long-term obligations                            124,774         110,028
     Accounts payable                                                    103,038       4,130,530
     Accrued liabilities                                               1,202,176       1,787,628
                                                                    ------------    ------------
          Total current liabilities                                    1,429,988       6,028,186

Long-term obligations                                                    810,367         929,654
Deferred rent                                                            200,723         500,470
Minority interest in a subsidiary                                        173,005         486,644
                                                                    ------------    ------------
          Total liabilities not subject to compromise                  2,614,083       7,944,954

Liabilities subject to compromise                                      5,671,434            --
                                                                    ------------    ------------
          Total liabilities                                            8,285,517       7,944,954
                                                                    ------------    ------------
Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares
          authorized; 15,317,454 shares issued                           153,175         153,175
     Additional paid-in capital                                        5,542,152       5,542,152
     Retained (deficit) earnings                                        (173,591)      1,987,944
                                                                    ------------    ------------
                                                                       5,521,736       7,683,271
     Treasury stock, 3,159,245 and 2,781,253 common
          shares in 1996 and 1995, respectively, at cost              (1,018,335)       (980,430)
                                                                    ------------    ------------
          Total shareholders' equity                                   4,503,401       6,702,841
                                                                    ------------    ------------
Commitments and contingencies                                       $ 12,788,918      14,647,795
                                                                    ============    ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

       For each of the years in the three-year period ended March 30, 1996



                                                                                 1996                  1995                 1994
                                                                                 ----                  ----                 ----
Net sales                                                                    $ 23,626,489           31,960,986           36,303,498

     Costs and expenses:
     Cost of sales                                                             15,316,441           20,347,493           22,762,742
     Selling, general and administrative expenses                              10,321,334           12,651,133           13,576,007
     Store closing costs                                                          189,623              548,701              278,377
     Loss on litigation                                                              --                431,692                 --
                                                                             ------------         ------------         ------------
                                                                               25,827,398           33,979,019           36,617,126
                                                                             ------------         ------------         ------------

          Loss from operations                                                 (2,200,909)          (2,018,033)            (313,628)
                                                                             ------------         ------------         ------------

Other (expense) income:
     Interest expense                                                            (111,451)             (84,478)             (88,971)
     Interest income                                                              202,845              204,810              148,796
     Other income                                                                   5,491                 --                   --
                                                                             ------------         ------------         ------------
                                                                                   96,885              120,332               59,825
                                                                             ------------         ------------         ------------
          Loss before reorganization costs,
               provision (benefit) for income taxes
               and minority interest in net loss of
               consolidated subsidiary                                         (2,104,024)          (1,897,701)            (253,803)

Reorganization costs:
     Professional fees                                                            (88,223)                --                   --
     Store closing costs                                                         (282,927)                --                   --
                                                                             ------------         ------------         ------------

                                                                                 (371,150)                --                   --
          Loss before provision (benefit) for
               income taxes and minority interest in
               net loss of consolidated subsidiary                             (2,475,174)          (1,897,701)            (253,303)

Provision (benefit) for income taxes                                                 --                120,417              (86,000)
                                                                             ------------         ------------         ------------
          Loss before minority interest in net loss
               of consolidated subsidiary                                      (2,475,174)          (2,018,118)            (167,803)

Minority interest in net loss of consolidated subsidiary                         (313,639)            (259,033)             (14,750)
                                                                             ------------         ------------         ------------

          Net loss                                                           $ (2,161,535)          (1,759,085)            (153,053)
                                                                             ============         ============         ============

          Net loss per common share                                          $       (.17)                (.14)                (.01)
                                                                             ============         ============         ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

       For each of the years in the three year period ended March 30, 1996



                                                Common stock issued                           Treasury stock
                                        -------------------------------------      -------------------------------------
                                                 Shares                                     Shares
                                        ------------------------                   ------------------------
                                         Class "A"     Class "B"     Amount        Class "A"      Class "B"    Amount
                                        ----------     ---------   -----------     ---------      ---------  -----------
Balance, April 3,  1993                 13,505,838     1,552,866   $   150,587     2,200,370       187,297   $  (907,673)

Treasury stock purchased, at cost               --            --            --        69,800            --       (23,034)

Issuance of common stock (note 10)         172,500            --         1,725            --            --            --

Benefit from subsidiary's treasury
     stock transactions                         --            --            --            --            --            --

Net loss                                        --            --            --            --            --            --
                                        ----------     ---------   -----------     ---------       -------   -----------
 Balance, April 2, 1994                 13,678,338     1,552,866       152,312     2,270,170       187,297      (930,707)

Treasury stock purchased, at cost               --            --            --       271,500        52,286       (49,723)

Issuance of common stock (note 10)          86,250            --           863            --            --            --

Benefit from subsidiary's treasury
     stock transactions                         --            --            --            --            --            --

Net loss                                        --            --            --            --            --            --
                                        ----------     ---------   -----------     ---------       -------   -----------
 Balance, April 1, 1995                 13,764,588     1,552,866       153,175     2,541,670       239,583      (980,430)

Treasury stock purchased, at cost               --            --            --       365,850        12,142       (37,905)

Net loss                                        --            --            --            --            --            --
                                        ----------     ---------   -----------     ---------       -------   -----------

 Balance, March 30, 1996                13,764,588     1,552,866   $   153,175     2,907,520       251,725   $(1,018,335)
                                        ==========     =========   ===========     =========       =======   ===========


                                          Capital       Retained
                                         in excess      earnings
                                           of par       (deficit)       Total
                                         ----------    ----------    ----------

Balance, April 3, 1993                    5,503,420     3,900,082     8,646,416

Treasury stock purchased, at cost              --            --         (23,034)

Issuance of common stock (note 10)           32,775          --          34,500

Benefit from subsidiary's treasury
     stock transactions                       2,792          --           2,792

Net loss                                       --        (153,053)     (153,053)
                                         ----------    ----------    ----------
 Balance, April 2, 1994                   5,538,987     3,747,029     8,507,621

Treasury stock purchased, at cost              --            --         (49,723)

Issuance of common stock (note 10)           16,387          --          17,250

Benefit from subsidiary's treasury
      stock transactions                    (13,222)         --         (13,222)

Net loss                                       --      (1,759,085)   (1,759,085)
                                         ----------    ----------    ----------
 Balance, April 1, 1995                   5,542,152     1,987,944     6,702,841

Treasury stock purchased, at cost              --            --         (37,905)

Net loss                                       --      (2,161,535)   (2,161,535)
                                         ----------    ----------    ----------

 Balance, March                           5,542,152      (173,591)    4,503,401
                                         ==========    ==========    ==========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended March 30, 1996

                                                                                        1996              1995                1994
                                                                                        ----              ----                ----
Cash flows from operating activities:

     Net loss                                                                       $(2,161,535)       (1,759,085)         (153,053)
                                                                                    -----------       -----------       -----------

     Adjustments  to  reconcile  net loss to net cash
          (used in) provided by operating activities:
               Depreciation and amortization                                            460,678           565,946           531,154
               Loss on abandonment of leasehold improvements
                                                                                        190,601              --             141,828
               Deferred income taxes                                                       --             342,014           (49,100)
               Deferred rent                                                           (299,747)           (4,538)           51,134
               Minority interest in net loss of consolidated
                  subsidiary                                                           (313,639)         (259,033)          (14,750)
               Change in assets and liabilities affecting
                  cash flows from operating activities:
                    (Increase) decrease in:
                         Inventories                                                    624,477           263,579           188,165
                         Prepaid inventory                                             (254,249)             --                --
                         Prepaid expenses and other current assets                       18,008             8,756            57,657
                         Refundable income taxes                                        248,093          (232,829)          (24,400)
                         Other assets                                                    17,116            46,965           (66,711)
                    Increase (decrease) in:
                         Accounts payable                                            (4,027,492)         (484,050)         (402,841)
                         Accrued liabilities                                           (445,470)          266,468            22,500
                         Long-term obligations                                          (61,022)          334,573              --
                         Income taxes payable                                              --                --             (73,659)
                         Liabilities subject to compromise                            5,671,434              --                --
               Changes due to reorganization activities:
                         Loss on abandonment of
                            leasehold improvements                                      296,509              --                --
                                                                                    -----------      ------------      ------------

                              Net cash (used in) provided by
                                 operating activities                                   (36,238)         (911,234)          207,924
                                                                                    -----------       -----------       -----------

Cash flows from investing activities:
     Purchase of marketable investment securities                                          --          (2,649,534)             --
     Sale of marketable investment securities                                           888,198              --                --
     Purchases of property and equipment                                               (168,331)        (922 ,536)         (176,480)
     Due from officers/shareholders                                                      26,466            26,285            24,273
     Proceeds from land, property and equipment                                         615,243              --                --
                                                                                    -----------       -----------       -----------

                              Net cash provided by (used in)
                                 investing activities                                 1,361,576        (3,545,785)         (152,207)
                                                                                    -----------       -----------       -----------

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                        1996               1995               1994
                                                                                        ----               ----               ----
Cash flows from financing activities:
     Increase in note payable                                                     $      --                 --               75,000
     Repayment of note payable                                                           --              (75,000)              --
     Repayment of long-term obligations                                               (43,519)          (131,173)          (174,579)
     Proceeds from issuance of stock                                                     --               17,250             34,500
     Acquisition of treasury stock                                                    (37,905)           (49,723)           (23,034)
     Acquisition of subsidiary stock                                                     --              (13,222)           (40,260)
                                                                                  -----------        -----------        -----------


                        Net cash used in financing
                            activities                                                (81,424)          (251,868)          (128,373)
                                                                                  -----------        -----------        -----------

                        Net increase (decrease) in cash and
                            cash equivalents                                        1,243,914         (4,708,887)           (72,656)

Cash and cash equivalents, beginning of year                                        2,014,147          6,723,034          6,795,690
                                                                                  -----------        -----------        -----------

Cash and cash equivalents, end of year                                            $ 3,258,061          2,014,147          6,723,034
                                                                                  ===========        ===========        ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:

          Interest                                                                $   111,451             84,478             88,971
                                                                                  ===========        ===========        ===========


          Income tax payments (refund), net                                       $  (248,093)           (11,232)            63,651
                                                                                  ===========        ===========        ===========

See accompanying notes to consolidated financial statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                 March 30, 1996, April 1, 1995 and April 2, 1994


(1)  Organization and Basis of Presentation

     URT Industries, Inc. and subsidiaries (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 87 percent-owned subsidiary, Peaches Entertainment Corporation ("Peaches").

(2)  Petition for Relief Under Chapter 11

     On  January  16,  1996  (the  "Petition   Date"),   Peaches   Entertainment
     Corporation commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court"). In Chapter 11, Peaches continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying consolidated financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims are reflected as "liabilities subject to compromise" at March 30, 1996. Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

     As debtor-in-possession, Peaches has the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease is treated as a general unsecured claim in the Chapter 11 proceedings. Peaches affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

     o All unsecured creditors, including all of Peaches' inventory suppliers, but excluding landlords under leases rejected by Peaches, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). Peaches' seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The principal suppliers will be secured by a perfected first lien and security interest in the inventory originally distributed by the secured party which was sold to the Company or is otherwise in the possession and owned by the Company.

     o Landlords under the leases rejected by Peaches in connection with the bankruptcy filing will be entitled to 30 percent of the allowed claims with respect to such leases, all of which will be payable on the effective date.

     o The mortgage holder will receive 100 percent of the allowed claim, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September 1997 was extended to September 2002. All mortgage payments under the amortization schedule were paid timely during the Chapter 11 proceedings.

     o The priority tax claim in the approximate amount of $118,000, which is owed to the Florida Department of Revenue, will be payable with interest at 8 percent over two years from the effective date.

     o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, are payable on the effective date.

     In order for Peaches to be able to effect the Plan of Reorganization on the terms described above, the Parent in exchange for the issuance to it of 20 million shares of Peaches authorized common stock, has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, subordinate to the amounts owed to the principal suppliers, and secured by inventory and all the assets of Peaches.

     In March 1997, the Parent and Peaches agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(3)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of URT Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     (b)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 30, 1996, April 1, 1995 and April 2, 1994 consisted of 52 weeks, respectively.

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $2,385,945 and $486,192 at March 30, 1996 and April 1, 1995, respectively. The carrying amount of cash and cash equivalents approximates fair market value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

          The Company has an agreement to purchase securities overnight under agreements to resell ("repos"). At March 30, 1996 and April 1, 1995, the outstanding repos, included above, approximated $0 and $385,000, respectively, which approximated market. The repos are collaterized by U.S. government and agency securities.

     (d)  Marketable Investment Securities

          The Company adopted Statement of Financial Accounting Standards No. 115 ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective April 3, 1994. There was no cumulative effect as a result of adopting SFAS 115 in 1995. Investments, which are comprised of treasury bills with maturities exceeding one year, are classified as available-for-sale at March 30, 1996, and are reported at their fair market value which approximates cost.

     (e)  Inventories

          Inventories,   comprised  of  compact  discs,  cassettes,  videos  and
          accessories, are stated at the lower of cost (principally average) including freight in, or market.

     (f)  Property and Equipment

          Property and equipment are stated at cost. The assets are depreciated over their estimated useful lives ranging from 5 to 31.5 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (g)  Income Taxes

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

          Effective April 4, 1993, the Company adopted the provisions of Financial Accounting Standards Board's ("SFAS") No. 109, Accounting for Income Taxes. There was no cumulative effect as a result of adopting SFAS No. 109. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Loss Per Common Share

          Loss per common share was computed by dividing net loss, after deducting preferred dividend requirements by the weighted average number of common shares outstanding during each of the periods which was 12,637,634, 12,674,448 and 12,695,136 for the years ended March
          30, 1996, April 1, 1995 and April 2, 1994, respectively.

     (i)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (j)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings, (b) costs and expenses associated with the closing of locations, including an estimated accrual for the expected allowed claims related to rejected executory contracts.

     (k)  Use of Estimates by Management

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates. See discussion in note 2 concerning uncertainties due to Chapter 11 proceedings.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (l)  New Accounting Standard

          In March 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and for long-lived assets and certain intangibles to be disposed of. The Company believes that adoption of this standard will not have a material impact on the financial condition or operating results of the Company.

     (m)  Reclassifications

          Certain amounts in the 1995 and 1994 consolidated financial statements have been reclassified to conform with the 1996 presentation.

(4)  Due From Officers/Shareholders

     Due from officers/shareholders consist of the following at March 30, 1996 and April 1, 1995:

                                                                                     1996            1995
                                                                                     ----            ----
        Unsecured loans made to one  officer/shareholder and one former officer/shareholder;  proceeds  of the  loans  were used to purchase  shares  of the  Company's  Class  A and  Class  B common  stock in the open market from an  unrelated  party,
            interest 8 percent.                                                     $141,554        168,020

        Less current portion                                                         (30,832)       (28,470)
                                                                                    --------       --------

                                                                                    $110,722        139,550
                                                                                    ========        =======

     The promissory note agreements with the two officers/shareholders are payable with interest at 8 percent in 96 equal, consecutive monthly installments through March 31, 2000.

     Under amended and restated employment agreements with these officers/shareholders (note 9c), the required loan payments will be credited as compensation for the officer/shareholder. Effective March 1996, the former officer/shareholder is required to repay the loan in consecutive monthly installments of $471.

     Interest income on these loans amounted to $16,610, $18,460 and $11,594 in each of the years in the three-year period ended March 30, 1996, respectively, and is included in interest income in the accompanying consolidated statements of operations.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(5)  Property and Equipment, net

     Property and equipment consist of the following at March 30, 1996 and April 1, 1995:

                                                         1996           1995
                                                         ----           ----


    Land                                              $   395,570       395,570
    Building                                              538,093       538,093
    Leasehold improvements                              1,895,438     3,383,814
    Furniture and equipment                             1,635,361     1,620,590
    Building under capitalized lease                      206,964       206,964
                                                      -----------     ---------

                                                        4,671,426     6,145,031
    Less accumulated depreciation and amortization     (2,803,180)   (3,042,103)
                                                      -----------    ----------

                                                      $ 1,868,246     3,102,928
                                                      ===========    ==========

(6)  Long-term Obligations

     Long-term obligations consists of the following at March 30, 1996 and April 1, 1995:

                                                                                                1996             1995
                                                                                                ----             ----

            Capital lease  obligation,  due in monthly  installments of $3,382, including interest at 17.5%; final payment due March 2005
                                                                                               $183,353         191,096

            Mortgage  payable,  due in equal  installments of $2,981 per month,
                plus  interest  at  prime  plus  .5%;   collateralized  by  the
                mortgaged  property with  depreciated  cost of $819,244;  final balloon payment of $284,500 due September 2002 (note 2)
                                                                                                478,238         514,013

            Lease  obligation  on  closed  store,  net  of  sublease   rentals,
                including  interest  at 10%,  payable in  monthly  installments until  November  2004,  subject to compromise at March 30, 1996
                (note 2)                                                                           --           334,573

            Settlement agreement with former director/shareholder,    due    in
                monthly installments of $5,699, final payment due January 2000
                                                                                                273,550            --
                                                                                               --------      ----------

                                                                                                935,141       1,039,682

            Less current portion                                                               (124,774)       (110,028)
                                                                                               --------      ----------

                                                                                               $810,367         929,654
                                                                                               ========      ==========


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $113,000 for 1996 and $99,000 for 1995 and 1994.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following represents future minimum lease payments under the capital lease obligation:

                        Fiscal year                         Amount
                        -----------                         ------

                           1997                           $  40,600
                           1998                              40,600
                           1999                              40,600
                           2000                              40,600
                           2001                              40,600
                        Thereafter                          162,160
                                                          ---------

          Total minimum lease payments                      365,160

          Less amount representing interest                (181,807)
                                                          ---------

          Present value of minimum lease payments         $ 183,353
                                                          =========

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                       Fiscal year                          Amount
                       -----------                          ------

                           1997                           $ 115,560
                           1998                             104,162
                           1999                             104,163
                           2000                              92,765
                           2001                              35,775
                        Thereafter                          299,363
                                                          ---------
                                                          $ 751,788
                                                          =========

     The Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of March 30, 1996. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 30, 1996.

(7)  Accrued Liabilities

     Accrued liabilities consist of the following at March 30, 1996 and April 1, 1995:

                                                           1996            1995
                                                           ----            ----

        Gift certificate and credit slip liability        371,647        484,501
        Payroll and related benefits                      196,699        141,002
        Taxes payable                                     280,191        134,318
        Other                                             353,639      1,027,807
                                                      -----------    -----------
                                                      $ 1,202,176    $ 1,787,628
                                                      ===========    ===========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(8)  Liabilities Subject to Compromise

     Liabilities subject to compromise at March 30, 1996 include the following:

          Lease rejection claims                                 $  600,000
          Trade and other miscellaneous claims                    5,071,434
                                                                 ----------
                                                                 $5,671,434
                                                                 ==========

     Liabilities subject to compromise under the Chapter 11 proceedings include substantially all trade and other payables as of the petition date. As discussed in note 2, payment of these liabilities, including the maturity of debt obligations, were stayed while Peaches continued to operate as a debtor-in-possession.

     On January 17, 1997, Peaches' plan of reorganization was confirmed by the Bankruptcy Court. During fiscal 1997, the Company recorded an extraordinary gain of approximately $488,000 as a result of the settlement of lease rejection claims and vendor liabilities (note 2) (unaudited).

(9)  Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 30, 1996. Most of the leases contain renewal options. In connection with the Chapter 11 filing, Peaches affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases. The aggregate minimum rental commitments under all noncancelable operating leases at March 30, 1996 (including any modifications due to leases rejected and affirmed), which are subject to further modification in the Chapter 11 proceedings, are as follows:

                       Fiscal year                           Amount
                       -----------                           ------

                          1997                              $1,204,485
                          1998                               1,051,835
                          1999                                 855,836
                          2000                                 646,112
                          2001                                 545,822
                       Thereafter                              511,745
                                                            ----------
                                                            $4,815,835
                                                            ==========


          Rental  expense  under  noncancelable  operating  leases,  included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to $1,887,000, $2,410,000 and $2,561,000, respectively, for each of the years in the three-year period ended March 30, 1996.

          Rental expense on two stores owned by two directors and/or their relatives was $215,417, $251,667 and $245,250, respectively, for each of the years in the three-year period ended March 30, 1996.

     (b)  Legal Matters

          The Company has been party to a lawsuit involving the Company's closing of a store which it had leased in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February 1991. In February 1995, the Court entered a judgment ordering the Company to pay the sum of $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business in the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

     (c)  Employment Agreements

          As amended January 1, 1996, the Company entered into an amended and restated employment agreement with an officer, which expires March 31, 2000. In addition, the officer shall be credited, as compensation, with the monthly amounts payable by him to the Company under promissory note (note 4). The respective employment agreement provides the officer with the use of an automobile, full medical coverage, reimbursement for life insurance policies, paid vacations and severance pay if the Company refuses to renew the employment agreement upon expiration, or in the event of termination upon mutual consent or termination in certain other events. On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with one of its former officer. Peaches is to pay an amount of $273,550 over a period of four years (note 6). Under the original terms of employment, the officer would have been entitled to in excess of $870,000 in the aggregate.

(10) Shareholders' Equity

     Authorized shares of common stock as of March 30, 1996 and April 1, 1995 were 10,000,000 Class B and 20,000,000 Class "A" shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(11) Pension Plan

     Effective September 15, 1994, the Company curtailed its noncontributory defined benefit plan. As a result of this curtailment all future benefit accruals were eliminated and accrued benefits became fully vested. The net impact of this curtailment and settlement in plan liabilities is a loss of $24,949 which is reflected in selling, general and administrative expenses in fiscal year 1995.

(12) Income Taxes

The provision (benefit) for income taxes consists of:

                                        1996           1995           1994
                                        ----           ----           ----
            Current:
            Federal                   $  --          (222,000)       (26,000)
            State                        --              --            1,000
                                        ---          --------        -------
                                         --          (222,000)       (25,000)
            Deferred:

            Federal                      --           296,000        (61,000)

            State                        --            46,000            --
                                        ---          --------        -------

                                         --           342,000        (61,000)
                                      -----          --------        -------
                                      $  --           120,000        (86,000)
                                      =====          ========        =======

     Reasons for differences between income tax provision (benefit) and the amount computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes (benefit) and minority interest were:

                                                                             1996         1995             1994
                                                                             ----         ----             ----
           Income  tax  benefit at  applicable  statutory
                tax rate of loss before income taxes                      $(842,000)     (645,000)       (86,000)

Add:
           State  income  tax  benefit,  net  of  federal
           benefit                                                          (81,000)      (64,000)          --
           Change in valuation allowance                                    874,000       811,000           --
           Other                                                             49,000        18,000           --
                                                                          ---------      --------        -------

           Income tax provision (benefit) for the year
                                                                          $     --        120,000        (86,000)
                                                                          =========      ========        =======

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 30, 1996 and April 1, 1995 are presented below.

           Deferred tax assets:                                                          1996           1995
                                                                                         ----           ----

           Inventories, principally due to additional costs
                capitalized for tax purposes                                           $    87,340       50,051
           Property and equipment, net, principally due to differences
               in depreciation                                                             166,151      200,840
           Accrued rent, principally due to accrual for financial
               reporting purposes                                                           98,157      210,136
           Provision for store closings                                                     80,340      208,114
           NOL carryforward                                                              1,121,154      126,026
           Accrued expenses                                                                172,388       57,350
           Other                                                                            28,797       27,497
                                                                                       -----------     --------

                Total gross deferred tax assets                                          1,754,327      880,014
                Less valuation allowance                                                (1,754,327)    (880,014)
                                                                                       -----------     --------
                Net deferred tax assets                                                $       --           --
                                                                                       ===========    =========

     At March 30, 1996, the Company has a net operating loss carryforward for federal income tax purposes of approximately $2,970,000 which is available to offset future federal taxable income, if any, through 2011.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty.

(13) Fair Value of Financial Instruments

     It was not practicable to estimate the fair value of the Company's financial instruments as the Company's subsidiary filed for Chapter 11. The impact of the confirmed plan of reorganization on the estimated fair value of the financial instruments is discussed in note 2.

     The fair value of due from officers/shareholders was determined using interest rates based on the credit worthiness of the note holders; the fair values approximate carrying values.

(14) Business and Credit Concentrations

         The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. However, management believes the Company has certain competitive advantages, including more convenient store locations, a large selection of inventory and superior customer service.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Peaches purchased approximately 81 percent of its merchandise from seven principal suppliers (BMG, CEMA, PGD, Sony, Uni, WEA and Bassin) during the fiscal year ended March 30, 1996. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company.

     The Company is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized.

(15) Condensed Financial Information

     The following table summarizes condensed financial statement information for the subsidiary included in the consolidated financial statements:

     Balance Sheet                                     1996              1995
     -------------                                     ----              ----

     Total current assets                           $7,414,557        7,962,672
                                                    ==========       ==========
     Total assets                                   $9,442,616       11,224,889
                                                    ==========       ==========
     Total current liabilities                      $1,330,866        5,904,488
                                                    ==========       ==========
     Total liabilities subject to compromise        $5,671,434            --
                                                    ==========       ==========
     Total liabilities                              $8,013,390        7,334,612
                                                    ==========       ==========
     Total shareholders' equity                     $1,429,226        3,890,277
                                                    ==========       ==========

     Statement of Operations          1996              1995             1994
     -----------------------          ----              ----             ----
     Net Sales                    $23,626,489        31,960,953      36,303,455
                                  ===========        ==========      ==========
     Loss from operations         $(1,956,016)       (1,864,979)       (245,722)
                                  ===========        ==========      ==========
     Reorganization costs         $  (371,150)           --                --
                                  ===========        ==========      ==========
     Net loss                      (2,416,051)       (1,995,408)       (108,456)
                                  ===========        ==========      ==========

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of URT are:

         Name              Position                                          Age
         ----              --------                                          ---

     Allan Wolk       Chairman of the Board,
                        President (Chief Executive
                       Officer) and Director                                  58

     Brian Wolk       Executive Vice-President and Director                   31

     Jason Wolk       Executive Vice-President, Chief
                      Financial Officer (Principal Financial
                      and Accounting Officer), Treasurer and Director         29



     Allan Wolk has been the Chief Executive Officer and a director of URT and PEC since their formation. He has been engaged in the prerecorded music business for more than 35 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by the URT Companies in various capacities and at various times since 1982 and has been employed by them, full time, since 1992. He is a son of Allan Wolk. He has been a director of URT and PEC since 1994 and a vice-president of both companies since June of 1995. He was appointed Executive Vice-President of both companies in March, 1996.

     Jason Wolk, a certified public accountant, has been employed by the URT Companies in various capacities and at various times since 1983 and has been employed by them, full time, since 1994. He is a son of Allan Wolk. Prior to his full time employment by the URT Companies, he had been employed as an accountant by KPMG Peat Marwick LLP. He has been a director of URT and PEC since 1994 and a vice-president and the secretary of both companies since June, 1995. He was appointed Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) of both companies in September, 1995, and was appointed Executive Vice-President of both companies in March, 1996.

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk has an employment agreement with URT. (See "EXECUTIVE COMPENSATION--Employment Contracts").


Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities during the 1996 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and
(ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000 and who were serving as executive officers at the end of the 1996 fiscal year or for whom disclosure would otherwise be provided but for the fact that such person was no longer serving as an executive officer at the end of such fiscal year.



Summary Compensation Table
--------------------------

                        Annual Compensation                                      Long Term Compensation
                        -------------------                                      ----------------------
                                                                                Awards                   Payouts
                                                                                ------                   -------
                                                                                                         Long
                                                                                          Options/       Term
                                                        Other                             Stock          Incen.          All
                                                        Annual          Restricted        App.           Plan            Other
Name and             Fiscal    Salary         Bonus     Compensa-       stock             Rights         Pay-outs        Compensa-
position             Year      ($)            ($)       tion($)         award(s)($)       (#)            ($)             tion($)
--------             ----      ---            ---       -------         -----------       ---            --------        -------
Allan Wolk,          1996      662,500         -0-       95,431(2)         -0-              -0-           -0-            308,222(4)
Chairman             1995      810,380         -0-      109,704(2)         -0-              -0-           -0-                 -0-
  & CEO              1994      918,923         -0-      125,771(2)         -0-              -0-           -0-                 -0-

David Jackowitz,     1996      247,947(1)      -0-             (3)         -0-              -0-           -0-            244,900(4)
Pres. &              1995      289,897         -0-             (3)         -0-              -0-           -0-                 -0-
Treas.(1)            1994      326,889         -0-       33,646(2)         -0-              -0-           -0-                 -0-

----------

(1) Mr. Jackowitz is no longer employed by the URT Companies, and no longer holds any such position with them, due to the termination of his employment, effective as of September 30, 1995. The salary listed as paid to him with respect to 1996 represents ordinary salary payments through the date of termination ($115,576) and consulting fees paid subsequent to such termination ($132,371) pursuant to a consulting arrangement with him. Such consulting arrangement has since been terminated by PEC in connection with the Chapter 11 proceeding. (See "EXECUTIVE COMPENSATION--Employment Contracts" and "LEGAL PROCEEDINGS").

(2) Includes, for the years to which this footnote applies, life insurance premiums ($60,211 for Mr. Wolk in fiscal 1996) and amounts credited to Mr. Wolk and Mr. Jackowitz under their respective employment agreements against amounts owed to URT.

(3) Pursuant to applicable rules, information is not included with respect to other annual compensation which does not exceed the lesser of $50,000 or 10% of the salary and bonus reported for the named executive officer.

(4) The amounts set forth above represent a one-time distribution to such individuals as a result of the termination of the pension plan described below.

Employment Contracts

     Effective October 1, 1994, URT and Mr. Wolk entered into the employment agreement between them which is presently in effect (the "1994 Agreement"). Under the 1994 Agreement, as under the March 31, 1992 employment agreement (the "1992 Agreement") which the 1994 Agreement replaces, the period of employment continues until March 31, 2000. The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 though March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996 and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under his 1992 Agreement). The 1994 Agreement eliminated provisions contained in the 1992 Agreement under which Mr. Wolk was entitled to cost of living increases based on increases in the consumer price index and changes in U. S. individual income tax rates. It reduced certain monthly credits to which he was entitled under the 1992 Agreement effective October 1, 1994 from $5,435 per month to $2,935 per month but retained the provision that if he died or became disabled during the term of such agreement, the credits which he would have received through March 31, 2000 (but in the reduced amount under the 1994 Agreement) if he had survived and not become disabled would be accelerated to the date of death or disability. The 1994

Agreement also provided that URT would pay or reimburse him for the premiums on term or other life insurance coverage to be selected by URT and payable to his designee in the amount of $2,600,000 for the duration of his life (rather than being reduced to $1,500,000 after age 70 as provided in the 1992 Agreement). Mr. Wolk was also permitted under the 1994 Agreement (as he had been under the 1992 Agreement) to repay certain loans which are hereinafter described in "Certain Relationships and Related Transactions"), over the term of his employment.

     The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT was required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, such change in control had occurred during the 1996 tax year, the payment to Mr. Wolk would have been approximately $2,900,000.

     The 1994 Agreement also permits Mr. Wolk to obtain a loan from URT on a single occasion not to exceed $400,000 for a period of up to five years at an interest rate of 3% per annum, which is required to be collateralized by adequate security and made upon such other terms and conditions as URT's directors with the advice of counsel deem necessary to protect URT.

     When the 1996 fiscal year began, an Amended and Restated Employment Agreement dated December 14, 1994 (the "Jackowitz agreement") had been in place between PEC and David

Jackowitz, who also served as President, Treasurer and a director of URT. Such employment was terminated by PEC effective as of September 30, 1995 pursuant to a provision of the Jackowitz agreement which so authorized PEC to terminate Mr. Jackowitz' employment, without cause, at any time beginning on such date. Pursuant to the provisions of the Jackowitz agreement pertaining to the termination of his employment, Mr. Jackowitz was required to provide consulting services to PEC, up to a maximum of 10 hours per month, beginning on the effective date of his termination and continuing until September 3, 2005. PEC, in consideration for such consulting services, was required to provide a variety of health and other benefits to Mr. Jackowitz, and was further required to pay to him compensation at the rate of $225,000 per annum during the first year, $125,000 per annum during the second year and $65,000 per annum during the balance of the consulting period.

     As a result of the Chapter 11 proceeding, PEC took action to reject the executory portion of the Jackowitz agreement. Mr. Jackowitz contended that he was entitled to the full amount provided under such agreement. Such position on the part of Mr. Jackowitz was challenged by PEC, and ultimately resulted in a settlement with him. Pursuant to the terms of such settlement, which was approved by the Bankruptcy Court, the Jackowitz agreement is rejected, and Mr. Jackowitz received the sum of $9,000, as an administrative claim, upon confirmation of the Plan, and, as reflected in the financial statements for the 1996 fiscal year, is entitled to payment of the sum of $273,550 over a period of 4 years, payable in equal monthly installments commencing February, 1996. Pursuant to the terms of such settlement, Mr. Jackowitz also released the URT Companies from any and all liabilities (except those described immediately above) and also executed a confidentiality agreement and an indemnification agreement in the same form as agreements previously signed by him. Under the agreement with Mr. Jackowitz which had previously been in effect (and which is described in the preceding paragraph), the amount that would have been payable to Mr. Jackowitz if such agreement had remained in effect would have exceeded $870,000.

Compensation Committee Interlocks
and Insider Participation

     URT does not have a compensation committee or other board committee performing equivalent functions. During the 1996 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between URT and any executive officers were conducted by URT's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and URT.

Pension Plan

     In March of 1995, the URT Companies decided to terminate the PEC defined benefit pension plan and trust (the "Pension Plan"), effective May 12, 1995, and to file documents with the Internal Revenue Service for such purpose. On February 7, 1996, the Internal Revenue Service issued a determination letter that the termination of the Pension Plan does not adversely affect its qualification for federal tax purposes. As a result, the assets of the Pension Plan have been distributed to Pension Plan participants.

     Interests in the Pension Plan were computed on the basis of compensation and service.

As a result of the termination of the Pension Plan, the following executive officers or former executive officers received one-time distributions in the amounts set forth below:


               Name of Individual                     Amounts
               ------------------                     -------
               Allan Wolk                             $ 308,222
               David Jackowitz                        $ 244,900



Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on February 12, 1997, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                                        Amount & Nature
                                                                         of Beneficial                      Percent
Title of Class                          Name                               Ownership                        of Class
--------------                          ----                               ---------                        --------
Class A Common                          Executive Officers
Stock, par value                        and Directors
$.01 per share
                                        Allan Wolk                        3,194,186(1)                        29.4%


                                        Allan Wolk and
                                        Lawrence Strauss,
                                        as Trustees                          33,072(2)                        *

                                        Brian Wolk                           12,980(3)                        *

                                        Jason Wolk                           17,480(3)                        *
                                                                           ---------
                                        All officers and
                                        directors as a
                                        group (3 persons)                  3,257,718                          30.0

                                        Other
                                        -----
                                        Scorpio Music, Inc.
                                        P. O. Box A
                                        Trenton, N.J. 08691               1,195,550(4)                        11.0%


                                                                        Amount & Nature
                                                                         of Beneficial                    Percent
Title of Class                          Name                               Ownership                      of Class
--------------                          ----                               ---------                      --------
Class B Common                          Executive Officers and
Stock, par value                        Directors
$.01 per share                          Allan Wolk                          786,654(5)                        58.4%
                                                                          =========
                                        All officers and
                                        directors as a
                                        group (1 person)                    786,654                           58.4%


(1) Includes 3,150,786 shares owned by Allan Wolk, 25,920 shares owned by his wife and 17,480 shares held by him for his daughter. However, Mr. Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his daughter. He believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of any shares owned by her or held for the benefit of his daughter.

(2) Such shares are held by Lawrence Strauss and Allan Wolk as trustees for the benefit of children of Sheffield Wolk, Mr. Wolk's brother. Allan Wolk has renounced all voting and investment power with respect to those shares of URT which are so held in trust for the benefit of children of Mr. Wolk's brother. All such powers as trustee are exercised exclusively by the co-trustee, and Mr. Wolk disclaims beneficial ownership of such shares.

(3) Such shares are held in the name of Allan Wolk, as custodian. However, Mr. Wolk has renounced all voting and investment power with respect to those shares of URT which are held by him for his two sons, and disclaims beneficial ownership of such shares. Such shares, being listed separately here, are not included under the shares listed as beneficially owned by Allan Wolk.

(4) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John T. Gervasoni, Scorpio's reported president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent.

(5) Includes 780,174 shares owned by Allan Wolk and 6,480 shares owned by his wife. Mr. Wolk believes that his wife will vote the shares owned by her in favor of proposals which he favors, but disclaims beneficial ownership of such shares. (*) Less than one percent.

     As set forth in the above table and footnotes, Allan Wolk and members of his immediate family own approximately 30% or URT's Class A common stock and approximately 58% of URT's Class B common stock. The two classes of URT's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. By reason of such ownership and his position as Chairman of URT, Mr. Wolk may be deemed to have effective control of URT.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of URT, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. During the 1995 fiscal year, PEC made and paid for certain renovations to the premises. Based on the provisions of the lease, the owners agreed to be responsible for $26,225 of the cost of such renovations which, with interest, is being deducted by PEC over a period of 36 months.

     In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $125,000 per annum from the rental commencement date through March 31, 1985; a rate of $140,000 per annum during the following five year period; a rate of $145,000 per annum during the next five year period; a rate of $160,000 during the next five year period; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than $1,800,000, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors and, in the opinion of management, is as reasonable as those which could have been obtained from unaffiliated third parties.

     Because of the profitability of the above-referenced Fort Lauderdale and Orlando stores, the leases for such two stores were among the leases which PEC elected to assume during its Chapter 11 proceeding with the approval of the Bankruptcy Court (See "LEGAL PROCEEDINGS").

     During the first approximately nine months of the 1996 fiscal year, there had been a lease in effect between PEC, as tenant, and Allan Wolk, his sister and two children of his brother, as landlord, applicable to a store operated by PEC in North Miami Beach, Florida. Because the North Miami Beach store had recently become unprofitable for PEC, and remained unprofitable for PEC even after the landlord had authorized PEC, in July 1995, to begin paying rent at a lower amount than that required under the lease between the parties, the lease applicable to such store was among the leases as to which PEC elected, with the approval of the Bankruptcy Court, to exercise its right to reject as a result of the Chapter 11 proceeding. Such lease had previously been approved by disinterested directors (See "LEGAL PROCEEDINGS").

     In August, 1987, URT made loans to Allan Wolk and its then president, David Jackowitz, of $392,872 and $63,748, respectively, and in March, 1988 made additional loans of $123,000 and $21,000, respectively. The principal amounts of the August, 1987 loans were payable in five years, with interest payable at the rate of 7.9% per annum and the principal amounts of the March, 1988 loans were payable in six years, with interest payable at the rate of 7.86% per annum. As consideration, in part, for the agreements of Mr. Wolk and Mr. Jackowitz to reduce the amounts of compensation which would have been payable to them under employment agreements dated as of February 1, 1991, which were then in effect, the promissory notes evidencing the above-described indebtedness were replaced by new promissory notes which permitted such indebtedness to be repaid over a period of eight years, from April 1, 1992 through March 31, 2000, with interest at the rate of 8.0% per annum, in 96 consecutive monthly installments of $2,935 and $471, respectively. The loans are unsecured. Under the above-described provisions of Mr. Wolk's 1994 Agreement (which took effect on October 1, 1994), he is entitled to be credited, as additional compensation through March 31, 2000, when his agreement expires, at the rate of $2,935 per month. Under the above-described provisions of the Jackowitz agreement, he had been entitled to be credited, as additional compensation, at the rate of $471 per month during the period of employment and the consulting period so provided in the Jackowitz agreement, until the amount owed has been paid. As a result of the rejection of the Jackowitz agreement by the Bankruptcy Court on or about March 18, 1996 (See "LEGAL PROCEEDINGS"), Mr. Jackowitz is no longer entitled to be credited, as additional compensation, for the amount still payable by him under his note.

     As a result of the arrangements described in the preceding paragraph, during the 1996 fiscal year, Mr. Wolk was credited with a total of $24,529 and Mr. Jackowitz was credited with a total of $ 4,710 with respect to the above described loans. As of March 30, 1996, the outstanding principal amount of Mr. Wolk's loans was $120,237 and the outstanding principal amount of Mr. Jackowitz' loans was $19,312. The highest amount outstanding on Mr. Wolk's loans during the 1996 fiscal year was $144,766 and the highest amount outstanding amount on Mr. Jackowitz' loans was $23,252. Mr. Wolk and Mr. Jackowitz used the funds lent to them to purchase shares of URT's Class A and Class B Common Stock from independent third parties. The disinterested directors authorized URT to finance such purchases as above-described, because they believed that such action would give Mr. Wolk and Mr. Jackowitz continued incentive to remain with URT and to work to increase the value of its shares.

     In December, 1995, URT purchased from David Jackowitz, its former President and Director, and from certain inter-vivos trusts which had been created for the benefit of David Jackowitz' grandchildren, the following shares of URT stock:
365,850 shares of Class A Common Stock and 7,922 shares of Class B Common Stock. The price paid by URT for such shares was $0.10 per share. The transaction was approved by the directors of URT, who determined that the acquisition of such shares is in URT's interest and that the price agreed to was fair and reasonable based on the bid and asked prices for such shares.

     In April, 1989, URT's board of directors authorized URT to enter into agreements with its officers and directors under which they would be entitled to be indemnified by URT and have their expenses advanced to them in the event of any claim against them in their capacities as officers and directors. Such agreements were entered into with all then-existing officers and directors of URT on or about May 22, 1989. On or about July 14, 1995, and pursuant to the further authorization of the board of directors on such date, URT entered into indemnification agreements with the two additional officers and directors, Brian Wolk and Jason Wolk, who were appointed to their respective positions subsequent to 1989. The indemnification agreements so entered into with Brian Wolk and Jason Wolk are in the same form as the indemnification agreements entered into in 1989 with the then-existing officers and directors.

     On or about October 16, 1995, URT loaned to PEC the sum of $250,000 for its short term holiday season cash needs. Such loan was evidenced by a promissory note under which PEC was required to repay such amount to PEC on November 19, 1995 with interest at the rate of 7% per annum. Such amount was so repaid by PEC to URT on or about December 13, 1995.

     In order for PEC to be able to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), has agreed that, subject to the terms of the Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997, guarantee the approximately $1,284,000 which is due to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above, and lend $700,000 to PEC. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan by URT to PEC was made on the Effective Date and is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about March 25, 1997, URT and PEC agreed that the above-described $700,000 loan from URT to PEC would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of PEC determined in the financial statements as of the end of the 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of PEC in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

                                                                            Page
                                                                            ----
     1.   Consolidated Financial Statements

          Table of Contents                                                  18

          Independent Auditors' Report                                       19

          URT Industries, Inc. and
          Subsidiaries Consolidated
          Financial Statements:

          Consolidated Balance Sheets as
          of March 30, 1996 and April 1, 1995.                               20

          Consolidated Statements of
          Operations for each of the years
          in the three year period ended
          March 30, 1996.                                                    21

          Consolidated Statements of
          Shareholders' Equity for each of
          the years in the three year period
          ended March 30, 1996.                                              22

          Consolidated Statements of Cash
          Flows for each of the years in
          the three year period ended
          March 30, 1996.                                                    23

          Notes to Consolidated Financial
          Statements.                                                        25

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

10(eeee) Amended and Restated Employment Agreement, dated October 1, 1994, between Allan Wolk and URT, incorporated by reference to Exhibit 10(eeee) to URT's 10-K Annual Report dated June 29, 1995.

10(ffff) Amended and Restated Employment Agreement, dated December 14, 1994, between David Jackowitz and PEC, incorporated by reference to Exhibit 10(ffff) to URT's 10-K Annual Report dated June 29, 1995.

10(iiii) Amendment No. 1 dated as of October 1, 1994 to Management and Intercorporate Agreement dated March 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(iiii) to URT's 10-K Annual Report dated June 29, 1995.

10(jjjj) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to termination of Management and Intercorporate Agreement dated March 29, 1993.

10(kkkk) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk.

10(llll)   Letter Agreement dated January 1, 1996 between Allan Wolk and URT.

10(mmmm)   Indemnification  Agreement dated July 14, 1995 between Brian Wolk and
           URT.

10(nnnn)   Indemnification  Agreement dated July 14, 1995 between Jason Wolk and
           URT.

10(oooo) PEC's Amended Plan of Reorganization, dated October 23, 1996, incorporated by reference to Exhibit 1 to PEC's Form 8-K dated April 7, 1997.

10(pppp) Order Confirming PEC's Amended Plan or Reorganization, as Modified, dated January 17, 1997, incorporated by reference to Exhibit 2 to PEC's Form 8-K dated April 7, 1997.

10(qqqq) URT Promissory Note dated January 27, 1997 made by PEC to URT, incorporated by reference to Exhibit 10.66 of PEC's 10-K Annual Report dated April 25, 1997.

10(rrrr) Security Agreement dated January 27, 1997 between URT and PEC, incorporated by reference to Exhibit 10.67 of PEC's 10-K Annual Report dated April 25, 1997.

10(ssss) Mortgage Agreement with Assignment of Rents, Security Agreement and Fixture Filing dated January 27, 1997 by PEC in favor of URT, incorporated by reference to Exhibit 10.68 of PEC's 10-K Annual Report dated April 25, 1997.

10(tttt) Reimbursement Agreement dated January 27, 1997 between URT and PEC, incorporated by reference to Exhibit 10.69 of PEC's 10-K Annual Report dated April 25, 1997.

10(uuuu) Subordination Agreement dated January 27, 1997 between URT, PEC and selected creditors, incorporated by reference to Exhibit 10.70 of PEC's 10-K Annual Report dated April 25, 1997.

10(vvvv) Subordination Agreement dated January 27, 1997 between URT, PEC and creditor, incorporated by reference to Exhibit 10.71 of PEC's 10-K Annual Report dated April 25, 1997.

10(wwww) Surrender and Waiver Agreement dated January 27, 1997 between URT and PEC, incorporated by reference to Exhibit 10.72 of PEC's 10-K Annual Report dated April 25, 1997.

10(xxxx)   Waiver   Agreement   dated  March  1,  1997   between  URT  and  PEC,
           incorporated by reference to Exhibit 10.73 of PEC's 10-K Annual Report dated April 25, 1997.

10(yyyy) Stock Purchase Agreement dated March 24, 1997 between URT and PEC, incorporated by reference to Exhibit 10.74 of PEC's 10-K Annual Report dated April 25, 1997.

22         Subsidiaries of URT.

27         Financial Data Schedule

          (b) Reports on Form 8-K.

     PEC filed a report on Form 8-K, dated January 16, 1996, on or about January 26, 1996 in order to report its filing for protection from its creditors under Chapter 11 of the Bankruptcy Code and the closing of three stores. URT filed Forms 8-K, dated July 10, 1996, August 22, 1996 and November 22, 1996, on or about such dates, in order to report the effects of PEC's Chapter 11 proceeding on URT's ability to file this annual report and certain quarterly reports. PEC filed a report on Form 8-K, dated April 7, 1997, on or about such date, in order to report on the certain information pertaining to the confirmation of its Plan of Reorganization.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   URT INDUSTRIES, INC.


                                                   By: s/Allan Wolk
                                                       -------------------------
                                                       Allan Wolk,
                                                       Chairmain of the Board

Dated: April 25, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Title                                                   Date
               -----                                                   ----

By: s/Allan Wolk                                                  April 25, 1997
    ----------------------------------
    Allan Wolk,
    Chairman of the Board ,
    President (Principal
    Executive Officer) and Director


By: s/Brian Wolk                                                  April 25, 1997
    ----------------------------------
    Brian Wolk, Executive
    Vice President and Director

By: s/Jason Wolk                                                  April 25, 1997
    ----------------------------------
    Jason Wolk, Executive
    Vice President, Treasurer,
    Principal Financial and Accounting
    Officer, Secretary and Director

             Index of Exhibits to Form 10-K of URT Industries, Inc. (Commission File No. 0-6882) for year ended March 30, 1996



           Exhibit                Description


        10(jjjj) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to termination of Management and Intercorporate Agreement dated March 29, 1993.

        10(kkkk) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk.

        10(llll) Letter Agreement dated January 1, 1996 between Allan Wolk and URT.

        10(mmmm)  Indemnification Agreement dated July 14, 1995 between Brian
                   Wolk and URT.

        10(nnnn) Indemnification Agreement dated July 14, 1995 between Jason Wolk and URT.

           22     Subsidiaries

           27     Financial Data Schedule