Form 10-Q
period 1996-06-29
URT INDUSTRIES INC
filed 1997-05-29
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 29, 1996                       Commission File No. 0-6882


                              URT INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                Florida                                       59-1167907
    (State or Other Jurisdiction of                   (I.R.S. Employer I.D. No.)
     Incorporation or Organization)


1180 E. Hallandale Beach Blvd., Hallandale, FL                  33009
   (Address of Principal Executive Offices)                  (Zip Code)


Registrant's telephone number, including area code:       (954) 454-5554


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.

                YES       NO   X


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At June 29, 1996, there were outstanding:

10,857,068 shares of Class A common stock
 1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
                 June 29, 1996 (Unaudited) and March 30, 1996                  3

               Condensed Consolidated Statements of Operations
                 and Retained Earnings (Deficit) - Three Months Ended
                 June 29, 1996 and July 1, 1995 (Unaudited)                    4

               Condensed Consolidated Statements of Cash Flows -
                 Three Months Ended June 29, 1996 and
                 July 1, 1995 (Unaudited)                                      5

               Notes to Condensed Financial Statements                         7

     Item 2.  Management's Discussion and Analysis of Financial
                Condition and Results of Operations                           11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                               13

     Item 3.  Default Upon Mortgage Payable                                   15

     Item 6.  Exhibits and Reports on Form 8-K                                15

SIGNATURES                                                                    16

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                        June 29, 1996 and March 30, 1996



                     Assets                          June 29,        March 30,
                                                       1996            1996
                                                   ------------    ------------
                                                    (unaudited)
Current assets:
  Cash and cash equivalents                        $  2,079,415       3,258,061
  Marketable investment securities                    2,346,045       1,761,336
  Inventories                                         3,830,275       4,954,260
  Prepaid inventory                                     396,981         254,249
  Current portion due from officers/shareholders         30,832          30,832
  Prepaid expenses and other current assets             276,273         350,197
  Refundable income taxes                                 9,136           9,136
                                                   ------------    ------------
    Total current assets                              8,968,957      10,618,071

Property and equipment, net                           1,821,020       1,868,246
Due from officers/shareholders                           99,228         110,722
Other assets                                            185,167         191,879
                                                   ------------    ------------
                                                   $ 11,074,372      12,788,918
                                                   ============    ============
       Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term obligations              113,785         124,774
  Accounts payable                                      428,651         103,038
  Accrued liabilities                                 1,210,585       1,202,176
                                                   ------------    ------------
    Total current liabilities                         1,753,021       1,429,988

Long-term obligations                                   781,849         810,367
Deferred rent                                           199,860         200,723
Minority interest in a subsidiary                       104,087         173,005
                                                   ------------    ------------
    Total liabilities not subject to compromise       2,838,817       2,614,083

Liabilities subject to compromise                     4,280,167       5,671,434
                                                   ------------    ------------
    Total liabilities                                 7,118,984       8,285,517
                                                   ------------    ------------

Shareholders' equity:
  Common  stock,  $.01 par value;
     30,000,000 shares authorized;
     15,317,454 shares issued                           153,175         153,175
  Additional paid-in capital                          5,542,152       5,542,152
  Retained deficit                                     (721,604)       (173,591)
                                                   ------------    ------------
                                                      4,973,723       5,521,736

  Treasury  stock, 3,159,245 and 2,781,253
     common shares in 1996 and 1995,
     respectively, at cost                           (1,018,335)     (1,018,335)
                                                   ------------    ------------

    Total shareholders' equity                        3,955,388       4,503,401

Commitments and contingencies
                                                   ------------    ------------
                                                   $ 11,074,372      12,788,918
                                                   ============    ============

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Retained Earnings (Deficit)

                Three months ended June 29, 1996 and July 1, 1995
                                   (Unaudited)



                                                       June 29,       July 1,
                                                         1996           1995
                                                     -----------    -----------
Net sales                                            $ 4,305,821      6,268,280
                                                     -----------    -----------

Costs and expenses:
  Cost of sales                                        2,824,152      3,997,811
  Selling, general and administrative expenses         2,035,608      2,782,160
                                                     -----------    -----------
                                                       4,859,760      6,779,971
      Loss from operations                              (553,939)      (511,691)
                                                     -----------    -----------
Other (expense) income:
  Interest expense                                       (18,613)       (20,732)
  Interest income                                         53,159         50,468
                                                     -----------    -----------
                                                          34,546         29,736
                                                     -----------    -----------
      Loss before reorganization costs,
        provision for income taxes and
        minority interest in net loss
        of consolidated subsidiary                      (519,393)      (481,955)

Reorganization costs:
  Professional fees                                      (97,538)          --
                                                     -----------    -----------

      Loss before provision for income
        taxes and minority interest in
        net loss of consolidated subsidiary             (616,931)      (481,955)

Provision for income taxes                                  --             --
                                                     -----------    -----------

      Loss before minority interest in net
        loss of consolidated subsidiary                 (616,931)      (481,955)

Minority interest in net loss of
  consolidated subsidiary                                (68,918)       (61,771)
                                                     -----------    -----------
      Net loss                                          (548,013)      (420,184)

Retained earnings (deficit),
  beginning of period                                   (173,591)     1,987,944
                                                     -----------    -----------
Retained earnings (deficit),
  end of period                                      $  (721,604)     1,567,760
                                                     ===========    ===========

      Net loss per common share                      $      (.04)          (.03)
                                                     ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

                Three months ended June 29, 1996 and July 1, 1995
                                   (Unaudited)


                                                                                                       June 29,            July 1,
                                                                                                         1996               1995
                                                                                                     -----------        -----------
Cash flows from operating activities:
     Net loss                                                                                        $  (548,013)          (420,184)
                                                                                                     -----------        -----------
     Adjustments to reconcile net loss to net cash used in provided by operating activities:
           Depreciation and amortization                                                                  75,663            136,825
           Deferred rent                                                                                    (863)            15,215
           Minority interest in net loss of consolidated
               subsidiary                                                                                (68,918)           (61,771)
           Change in assets and liabilities affecting cash flows
               from operating activities:
                  (Increase) decrease in:
                    Inventories                                                                        1,123,985            221,573
                    Prepaid inventory                                                                   (142,732)              --
                    Prepaid expenses and other current assets                                             73,924            (19,146)
                    Other assets                                                                           6,712             41,849
                  Increase (decrease) in:
                    Accounts payable                                                                     325,613           (400,388)
                    Accrued liabilities                                                                    8,409           (350,894)
                    Long-term obligations                                                                (17,097)              --
                    Liabilities subject to compromise                                                 (1,391,267)              --
                                                                                                     -----------        -----------
                        Net cash used in operating activities                                           (554,584)          (836,921)
                                                                                                     -----------        -----------
Cash flows from investing activities:
     Purchase of marketable investment securities                                                       (584,709)            (4,876)
     Purchases of property and equipment                                                                 (28,437)           (64,885)
     Due from officers/shareholders                                                                       11,494              6,905
     Proceeds from sale of land                                                                             --              300,000
                                                                                                     -----------        -----------
                        Net cash (used in) provided by investing
                            activities                                                                  (601,652)           237,144
                                                                                                     -----------        -----------

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                       June 29,            July 1,
                                                                                                         1996               1995
                                                                                                     -----------        -----------
                                                                                                              (Unaudited)
Cash flows from financing activities:
     Repayment of long-term obligations                                                                  (22,410)           (21,776)
     Acquisition of treasury stock                                                                          --                 (528)
                                                                                                     -----------        -----------
                        Net cash used in financing activities                                            (22,410)           (22,304)
                                                                                                     -----------        -----------

                        Net decrease in cash and cash equivalents                                     (1,178,646)          (622,081)

Cash and cash equivalents, beginning of year                                                           3,258,061          2,014,147
                                                                                                     -----------        -----------

Cash and cash equivalents, end of year                                                               $ 2,079,415          1,392,066
                                                                                                     ===========        ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest                                                     $    18,613             20,732
                                                                                                     ===========        ===========



See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                         June 29, 1996 and July 1, 1995
                                  (Unaudited)


(1)  Basis of Financial Statement Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations, and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 30, 1996.

     The results of operations for the three months ended June 29, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 23 percent of the Company's sales have occurred in the first fiscal quarter.

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation ("Peaches")(87 percent of the outstanding stock of which was owned by the Parent, as of June 29, 1996). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     Certain reclassifications have been made to the (unaudited) July 1, 1995 quarterly consolidated financial information to conform to the presentation used in the (unaudited) June 29, 1996 consolidated financial information.

(2)  Reorganization and Emergence From Chapter 11

     On January 16, 1996 (the "Petition Date"), Peaches commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, Peaches' plan of reorganization was confirmed by the Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court"). In Chapter 11, Peaches continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements, which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or as agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


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

     On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

     o All unsecured creditors, including all of Peaches' inventory suppliers, but excluding landlords under leases rejected by Peaches, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). Peaches' seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in possession and owned by the Company.

     o Landlords under the leases rejected by Peaches in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which was paid on the effective date.

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

     o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


     In order for Peaches to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of Peaches. As a result of the above transactions, the Parent is the beneficial owner of approximately 93.5 percent of Peaches' issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

     In March 1997, the Parent and Peaches agreed that if Peaches' financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so issued pursuant to such arrangement will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, would be required with respect to all matters on which the shareholders have a right to vote.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(3)  Net Loss Per Common Share

     Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the three-month period ended June 29, 1996, there was no (benefit) provision for income taxes as the Company had net operating loss carryforwards for federal income tax purposes.

(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                      June 29,         March 30,
                                                        1996             1996
                                                     ----------       ----------
                                                     (unaudited)
         Lease rejection claims                      $  600,000          600,000
         Trade and other miscellaneous claims         3,680,167        5,071,434
                                                     ----------       ----------
                                                     $4,280,167        5,671,434
                                                     ==========       ==========

     Subsequent to the petition date, the Company negotiated agreements with all of its major suppliers, with the approval of the bankruptcy court, which permitted the Company to make returns of unneeded inventory for credit against prepetition indebtedness. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. The Company recorded an extraordinary gain of approximately $488,000, primarily as a result of the settlement of lease rejection claims (note 2) during the fourth quarter of fiscal 1997.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 29, 1996, Compared to the Three Months ended July 1, 1995.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

Net sales for the three months ended June 29, 1996 (such three month period is hereafter referred to as "1996") decreased by approximately 31.3 percent compared to the three months ended July 1, 1995 (such three month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (12.1 percent), and a decrease in sales in those stores that closed during 1996 versus 1995 (19.2 percent).

During the last few years, nontraditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. Peaches continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code on January 16, 1996.

Recently, Peaches primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.8 percent in 1995 to 65.6 percent in 1996 due to a reduction in retail prices in an effort to meet the increased competition, a change in terms with Peaches principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of the Company's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Selling, general and administrative (SG&A) expenses in 1996 decreased by 26.8 percent compared to 1995. Such decrease is attributable to an increase in comparable store expenses (.2 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (21.1 percent) and a decrease in corporate overhead (.6 percent). SG&A expenses as a percentage of net sales increased from 47.3 percent in 1995 to 4.7 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $548,000 in 1996 versus a net loss of approximately $420,000 in 1995 due principally to the costs allocated with the reorganization proceeding and the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $97,000.

Liquidity and Capital Resources

The Company had working capital of $7,257,936 at June 29, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $9,188,083 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 5.1 to 1 at June 29, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 7.4 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at June 29, 1996 is $4,280,167.

At June 29, 1996, the Company had long-term obligations of $781,849 (excluding liabilities subject to compromise of $4,280,167). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management would attempt to obtain financing for the opening of any new stores during the next few years.

Inflation trends have not had an impact upon revenue because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see note 2 to the condensed consolidated financial statements (Reorganization and Emergence from Chapter
11).

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                OTHER INFORMATION


PART II

Item 1.   Legal Proceedings

          (i)  Bankruptcy filings

          On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation ("Peaches") commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. On January 17, 1997, Peaches' plan of reorganization was confirmed by the Bankruptcy Court for the Southern District of Florida ("Bankruptcy Court"). In Chapter 11, Peaches continued to manage its affairs and operate its business as debtor-in-possession while it developed a plan of reorganization to restructure and allow its emergence from Chapter 11. As debtor-in-possession in Chapter 11, Peaches could not engage in transactions outside of the ordinary course of business without approval, after notice and hearing, of the Bankruptcy Court.

          Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific Bankruptcy Court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements, which are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or as agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

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

          On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

          o    All  unsecured  creditors,  including  all of Peaches'  inventory suppliers, but excluding landlords under leases rejected by Peaches, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). Peaches' seven principal suppliers (whose allowed claims total approximately $4,372,000

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


               out of such $4,922,000) were entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in possession and owned by the Company.

          o Landlords under the leases rejected by Peaches in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which was paid on the effective date.

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

          o The priority administrative claims, including professional fees in the approximate amount of $200,000 which have been incurred in connection with the reorganization, were paid on the effective date.

          In order for Peaches to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of Peaches. As a result of the above transactions, the Parent, is the beneficial owner of approximately 93.5 percent of Peaches issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

          In March 1997, the Parent and Peaches agreed that if Peaches' financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


          issued pursuant to such arrangement will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, would be required with respect to all matters on which the shareholders have a right to vote.

Item 3.   Defaults Upon Mortgage Payable

          As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the three-month period ended June 29, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy Court and became effective February 3, 1997, subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The confirmed plan of reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                  27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

                  None.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    URT INDUSTRIES, INC.
                                    Registrant


Date: 5/29/97                       /s/ Allan Wolk
      -------                       --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date: 5/29/97                       /s/ Jason Wolk
      -------                       --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)