Form 10-Q
period 1996-09-28
URT INDUSTRIES INC
filed 1997-05-29
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 28, 1996                  Commission File No. 0-6882


                              URT INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Florida                                      59-1167907
(State or Other Jurisdiction of Incorporation or      (I.R.S. Employer I.D. No.)
              Organization)


1180 E. Hallandale Beach Blvd., Hallandale, FL                          33009
   (Address of Principal Executive Offices)                           (Zip Code)


Registrant's telephone number, including area code:               (954) 454-5554


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for at least the past 90 days.


                             YES ___      NO _X_


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At September 28, 1996, there were outstanding:


10,857,068 shares of Class A common stock
 1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets-September 28, 1996
                 (Unaudited) and March 30, 1996                                                                3

              Condensed Consolidated Statements of Operations and Retained
                 Earnings (Deficit)-Three Months Ended September 28, 1996 and
                 September 30, 1995 (Unaudited)                                                                4

              Condensed Consolidated Statements of Operations and Retained
                 Earnings (Deficit)-Six Months Ended September 28, 1996 and
                 September 30, 1995 (Unaudited)                                                                5

              Condensed Consolidated Statements of Cash Flows-Six Months
                 Ended September 28, 1996 and September 30, 1995 (Unaudited)                                   6

              Notes to Condensed Consolidated Financial Statements                                             7

     Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                                       11

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings                                                                               13

     Item 3.  Defaults Upon Mortgage Payable                                                                  15

     Item 6.  Exhibits and Reports on Form 8-K                                                                15

SIGNATURES                                                                                                    16

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                      September 28, 1996 and March 30, 1996

                                                                                                September 28,            March 30,
                              Assets                                                                1996                   1996
                              ------                                                            ------------           ------------
                                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                                                  $  3,566,538              3,258,061
     Marketable investment securities                                                                584,709              1,761,336
     Inventories                                                                                   3,423,745              4,954,260
     Prepaid inventory                                                                               601,886                254,249
     Current portion due from officers/shareholders                                                   30,832                 30,832
     Prepaid expenses and other current assets                                                       337,304                350,197
     Refundable income taxes                                                                           9,838                  9,136
                                                                                                ------------           ------------
                   Total current assets                                                            8,554,852             10,618,071

Property and equipment, net                                                                        1,745,316              1,868,246
Due from officers/shareholders                                                                        91,598                110,722
Other assets                                                                                         177,213                191,879
                                                                                                ------------           ------------

                                                                                                $ 10,568,979             12,788,918
                                                                                                ============           ============
                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
     Current portion of long-term obligations                                                        114,212                124,774
     Accounts payable                                                                                658,501                103,038
     Accrued liabilities                                                                           1,438,187              1,202,176
                                                                                                ------------           ------------
                   Total current liabilities                                                       2,210,900              1,429,988

Long-term obligations                                                                                753,131                810,367
Deferred rent                                                                                        192,050                200,723
Minority interest in a subsidiary                                                                     31,052                173,005
                                                                                                ------------           ------------
                   Total liabilities not subject to compromise                                     3,187,133              2,614,083

Liabilities subject to compromise                                                                  3,977,622              5,671,434
                                                                                                ------------           ------------
                   Total liabilities                                                               7,164,755              8,285,517
                                                                                                ------------           ------------

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares authorized;
        15,317,454 shares issued                                                                     153,175                153,175
     Additional paid-in capital                                                                    5,542,152              5,542,152
     Retained deficit                                                                             (1,272,768)              (173,591)
                                                                                                ------------           ------------
                                                                                                   4,422,559              5,521,736
     Treasury stock, 3,159,245 and 2,781,253 common shares in 1996
        and 1995, respectively, at cost                                                           (1,018,335)            (1,018,335)
                                                                                                ------------           ------------
                   Total shareholders' equity                                                      3,404,224              4,503,401
Commitments and contingencies                                                                   ------------           ------------
                                                                                                $ 10,568,979             12,788,918
                                                                                                ============           ============



See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Retained Earnings (Deficit)

          Three months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)


                                                                                                 September 28,         September 30,
                                                                                                     1996                  1995
                                                                                                  -----------          -----------
Net sales                                                                                         $ 3,888,049            5,326,936
                                                                                                  -----------          -----------

Costs and expenses:
     Cost of sales                                                                                  2,479,044            3,384,239
     Selling, general and administrative                                                            1,954,399            2,678,519
                                                                                                  -----------          -----------

                                                                                                    4,433,443            6,062,758
                                                                                                  -----------          -----------

               Loss from operations                                                                  (545,394)            (735,822)
                                                                                                  -----------          -----------

Other (charges) credits:
     Interest expense                                                                                 (18,318)             (36,685)
     Interest income                                                                                   37,051               55,933
                                                                                                  -----------          -----------

                                                                                                       18,733               19,248
                                                                                                  -----------          -----------

               Loss before reorganization costs, provision for income
                  taxes and minority interest in net loss of
                  consolidated subsidiary                                                            (526,661)            (716,574)

Reorganization costs:
     Professional fees                                                                                (97,538)                --
                                                                                                  -----------          -----------
               Loss before provision for income taxes and minority
                  interest in net loss of consolidated subsidiary
                                                                                                     (624,199)            (716,574)

Provision for income taxes                                                                               --                   --
                                                                                                  -----------          -----------
               Loss before minority interest in net loss of
                  consolidated subsidiary                                                            (624,199)            (716,574)

Minority interest in net loss of consolidated subsidiary                                              (73,035)             (91,413)
                                                                                                  -----------          -----------

               Net loss                                                                              (551,164)            (625,161)

Retained (deficit) earnings, beginning of period                                                     (721,604)           1,567,760
                                                                                                  -----------          -----------

Retained (deficit) earnings, end of period                                                        $(1,272,768)             942,599
                                                                                                  ===========          ===========

Net loss per common share                                                                         $      (.05)                (.06)
                                                                                                  ===========          ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Retained Earnings (Deficit)

           Six months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)


                                                                                                 September 28,         September 30,
                                                                                                     1996                   1995
                                                                                                 ------------          ------------
Net sales                                                                                        $  8,193,870            11,595,216
                                                                                                 ------------          ------------
Costs and expenses:
     Cost of sales                                                                                  5,303,196             7,382,051
     Selling, general and administrative                                                            3,990,007             5,463,036
                                                                                                 ------------          ------------

                                                                                                    9,293,203            12,845,087
                                                                                                 ------------          ------------

               Loss from operations                                                                (1,099,333)           (1,249,871)
                                                                                                 ------------          ------------

Other (charges) credits:
     Interest expense                                                                                 (36,931)              (57,417)
     Interest income                                                                                   90,210               106,393
                                                                                                 ------------          ------------

                                                                                                       53,279                48,976
                                                                                                 ------------          ------------

               Loss before reorganization costs, provision and income
                  taxes and minority interest in net loss of
                  consolidated subsidiary                                                          (1,046,054)           (1,200,895)

Reorganization costs:
     Professional fees                                                                               (195,076)                 --
                                                                                                  ------------          -----------
               Loss before provision for income taxes and minority
                  interest in net loss of consolidated subsidiary
                                                                                                   (1,241,130)           (1,200,895)

Provision for income taxes                                                                               --                    --
                                                                                                 ------------          ------------
               Loss before minority interest in net loss of
                  consolidated subsidiary                                                          (1,241,130)           (1,200,895)

Minority interest in net loss of consolidated subsidiary                                             (141,953)             (155,550)
                                                                                                 ------------          ------------

               Net loss                                                                            (1,099,177)           (1,045,345)

Retained (deficit) earnings, beginning of period                                                     (173,591)            1,987,944
                                                                                                 ------------          ------------

Retained (deficit) earnings, end of period                                                       $ (1,272,768)              942,599
                                                                                                 ============          ============

               Net loss per common share                                                         $       (.09)                 (.09)
                                                                                                 ============          ============


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                Consolidated Statements of Cash Flows, Continued


           Six months ended September 28, 1996 and September 30, 1995
                                   (Unaudited)


                                                                                                  September 28,        September 30,
                                                                                                      1996                 1995
                                                                                                  -----------           -----------
Cash flows from operating activities:
     Net loss                                                                                     $(1,099,177)           (1,045,345)
                                                                                                  -----------           -----------
     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                              154,477               247,489
           Deferred rent                                                                               (8,673)               28,919
           Minority interest in net loss of subsidiary                                               (141,953)             (155,550)
           Changes in assets and liabilities affecting cash flows
               from operating activities:
                  (Increase) decrease in:
                    Inventories                                                                     1,530,515               625,601
                    Prepaid inventory                                                                (347,637)                 --
                    Prepaid expenses and other current assets                                          12,893                70,548
                    Other assets                                                                       14,666                55,179
                    Refundable income taxes                                                              (702)                 (631)
                  Increase (decrease) in:
                    Accounts payable                                                                  555,463              (878,926)
                    Accrued liabilities                                                               236,011              (320,737)
                    Long-term obligations                                                             (34,194)               73,848
                    Liabilities subject to compromise                                              (1,693,812)                 --
                                                                                                  -----------           -----------

                        Net cash used in operating activities                                        (822,123)           (1,299,605)
                                                                                                  -----------           -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                               (31,546)             (133,242)
     Repayment of due from officers/shareholders                                                       19,124                13,948
     Proceeds from property and equipment                                                                --                 615,243
     Purchase of marketable investment securities                                                        --                 (62,962)
     Sales of marketable investment securities                                                      1,176,627                  --
                                                                                                  -----------           -----------

                        Net cash provided by investing activities                                   1,164,205               432,987
                                                                                                  -----------           -----------

Cash flows from financing activities:
     Repayment of long-term debt                                                                      (33,605)             (110,028)
     Acquisition of treasury stock                                                                       --                    (528)
                                                                                                  -----------           -----------
                        Net cash used in financing activities                                         (33,605)             (110,556)
                                                                                                  -----------           -----------

                        Net (decrease) increase in cash and cash equivalents                          308,477              (977,174)

Cash and cash equivalents, beginning of period                                                      3,258,061             2,014,147
                                                                                                  -----------           -----------

Cash and cash equivalents, ending of period                                                       $ 3,566,538             1,036,973
                                                                                                  ===========           ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                                     $    36,931                48,976
                                                                                                  ===========           ===========



See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                    September 28, 1996 and September 30, 1995
                                   (Unaudited)


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

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 30, 1996.

     The results of operations for the six months ended September 28, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 24 percent of the Company's sales have occurred in the second fiscal quarter.

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation ("Peaches") (87 percent of the outstanding stock of which was owned by the Parent, as of September 28, 1996). All significant intercompany accounts have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     Certain reclassifications have been made to the (unaudited) September 30, 1995 quarterly financial information to conform to the presentation used in the (unaudited) September 28, 1996 financial information.

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

     o The priority tax claim in the approximate amount of $118,000, which is owed to the Florida Department of Revenue, will be payable with interest at 8 percent over 2 years from the effective date.

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the six-month period ended September 28, 1996, there was no provision (benefit) for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                    September 28,      March 30,
                                                        1996             1996
                                                     ----------       ----------
                                                     (unaudited)

     Lease rejection claims                          $  600,000          600,000
     Trade and other miscellaneous claims             3,377,622        5,071,434
                                                     ----------       ----------
                                                     $3,977,622        5,671,434
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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's   Discussions  and  Analysis of  Financial  Condition  and
        Results of Operations for the Six Months Ended September 28, 1996, Compared to the Six Months ended September 30, 1995.

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

Results of Operations

Net sales for the six months ended September 28, 1996 (such six month period is hereafter referred to as "1996") decreased by approximately 29.3 percent compared to the six months ended September 30, 1995 (such six month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (11.8 percent), and a decrease in sales in those stores that closed during 1996 versus 1995 (17.5 percent).

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

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has increased from 63.7 percent in 1995 to 64.7 percent in 1996 due to a reduction in retail prices in an effort to meet the increased competition, a change in terms with Peaches principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of the Company's inventory during the Chapter 11 proceeding from alternative sources with higher prices.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Selling, general and administrative (SG&A) expenses in 1996 decreased 27 percent compared to 1995. Such decrease is attributable to a decrease in comparable store expenses (1.2 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (18.2 percent) and a decrease in corporate overhead (7.6 percent). SG&A expenses as a percentage of net sales increased from 47.1 percent in 1995 to 48.7 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,099,000 in 1996 versus a net loss of approximately $1,045,000 in 1995 due to the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $195,000.

Liquidity and Capital Resources

The Company had working  capital of $6,301,952 at September 28, 1996  (excluding liabilities subject to compromise in 1996) compared to working capital of $9,188,083 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 3.9 to 1 at September 28, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 7.4 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at September 28, 1996 is $3,977,622.

At September 28, 1996, the Company had long-term obligations of $753,131 (excluding liabilities subject to compromise of $3,977,622). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see note 2 to the condensed consolidated financial statements (Reorganization and Emergence for Chapter 11).

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

               On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was confirmed by the Bankruptcy Court on such date (the "confirmation date") and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. Among the principal terms of the confirmed plan are the following:

               o All unsecured creditors, including all of Peaches' inventory suppliers, but excluding landlords under leases rejected by Peaches, are entitled to 100 percent of their allowed claims (the total of which is approximately

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


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

               o The mortgage holder will receive 100 percent of the allowed claim, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September 1997 was extended to September 2002. All mortgage payments under the amortization schedule were paid timely during Chapter 11 proceedings.

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

               In  order  for   Peaches  to  be  able  to  effect  the  Plan  of
               Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all of the assets of Peaches. As a result of the above transactions, the Parent is the beneficial owner of approximately
               93.5 percent of Peaches issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

               In March 1997, the Parent and Peaches agreed that if Peaches' financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


               issued purusant to such arrangement will have a par value of $100 and a cumulative preferred dividend of 10 percent per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, would be required with respect to all matters on which the shareholders have a right to vote.

Item 3.   Defaults Upon Mortgage Payable

          As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the six-month period ended September 28, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy court and became effective February 3, 1997, subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The confirmed plan of reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

          Reports on Form 8-K dated July 12, 1996 and August 23, 1996 were filed by the Company on or about such dates to report that the Company did not file its Form 10-K for the year ended March 30, 1996 and its Form 10-Q for the quarter ended June 29, 1996 by the dates by which they were scheduled to be filed due to the Company's petition for relief under Chapter 11 of the U.S. Bankruptcy Code and delays in finalizing the plan of reorganization.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    URT INDUSTRIES, INC.
                                    Registrant


Date:  5/29/97                      /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date:  5/29/97                      /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)