Form 10-Q
period 1996-12-28
URT INDUSTRIES INC
filed 1997-06-27
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended December 28, 1996                  Commission File No. 0-6882


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



                                 YES _X_ NO ___




Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.



At December 28, 1996, there were outstanding:


10,857,068 shares of Class A common stock
 1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

     Condensed  Consolidated  Balance  Sheets-December  28, 1996
          (Unaudited) and March 30, 1996                                      3

     Condensed Consolidated Statements of Operations and Retained
          (Deficit) Earnings-Three Months Ended December 28, 1996
          and December 30, 1995 (Unaudited)                                   4

     Condensed Consolidated Statements of Operations and Retained
          (Deficit)Earnings-Nine Months Ended December 28, 1996
          and December 30, 1995 (Unaudited)                                   5

     Condensed Consolidated Statements of Cash Flows-Nine Months
          Ended December 28, 1996 and December 30, 1995 (Unaudited)           6

     Notes to Condensed Consolidated Financial Statements                     7

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                11

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings                                                 13

   Item 3. Defaults Upon Mortgage Payable                                    15

   Item 6. Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                   16

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      December 28, 1996 and March 30, 1996



                                                                              December 28,               March 30,
                                     Assets                                      1996                      1996
                                     ------                                      ----                      ----
                                                                              (unaudited)
Current assets:
  Cash and cash equivalents                                                  $  5,215,121                3,258,061
  Marketable investment securities                                                   --                  1,761,336
  Inventories                                                                   3,228,724                4,954,260
  Prepaid inventory                                                               131,549                  254,249
  Current portion due from officers/shareholders                                   30,832                   30,832
  Prepaid expenses and other current assets                                       366,925                  350,197
  Refundable income taxes                                                           9,838                    9,136
                                                                             ------------             ------------
             Total current assets                                               8,982,989               10,618,071

Property and equipment, net                                                     1,676,796                1,868,246
Due from officers/shareholders                                                     83,815                  110,722
Other assets                                                                      175,730                  191,879
                                                                             ------------             ------------

                                                                             $ 10,919,330               12,788,918
                                                                             ============             ============
             Liabilities and Shareholders' Equity

Current liabilities:
  Current portion of long-term obligations                                        114,658                  124,774
  Accounts payable                                                                909,473                  103,038
  Accrued liabilities                                                           1,623,040                1,202,176
                                                                             ------------             ------------
             Total current liabilities                                          2,647,171                1,429,988

Long-term obligations                                                             720,274                  810,367
Deferred rent                                                                     185,165                  200,723
Minority interest in a subsidiary                                                  25,165                  173,005
                                                                             ------------             ------------
             Total liabilities not subject to compromise                        3,577,775                2,614,083

Liabilities subject to compromise                                               3,991,976                5,671,434
                                                                             ------------             ------------
             Total liabilities                                                  7,569,751                8,285,517
                                                                             ------------             ------------

Shareholders' equity:
  Common  stock,  $.01 par value; 30,000,000 shares
    authorized; 15,317,454 shares issued                                          153,175                  153,175
  Additional paid-in capital                                                    5,542,152                5,542,152
  Retained deficit                                                             (1,327,413)                (173,591)
                                                                             ------------             ------------
                                                                                4,367,914                5,521,736
  Treasury stock, 3,159,245 common shares at cost                              (1,018,335)              (1,018,335)
                                                                             ------------             ------------
             Total shareholders' equity                                         3,349,579                4,503,401

Commitments and contingencies
                                                                             ------------             ------------
                                                                             $ 10,919,330               12,788,918
                                                                             ============             ============



See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Retained Earnings (Deficit)

           Three months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)



                                                                             December 28,             December 30,
                                                                                 1996                      1995
                                                                                 ----                      ----

Net sales                                                                    $ 5,360,117                7,316,776
                                                                             -----------              -----------

Costs and expenses:
   Cost of sales                                                               3,368,983                4,812,032
   Selling, general and administrative                                         2,071,976                2,452,532
   Store closing costs                                                              --                    191,693
                                                                             -----------              -----------

                                                                               5,440,959                7,456,257
                                                                             -----------              -----------

      Loss from operations                                                       (80,842)                (139,481)
                                                                             -----------              -----------

Other (charges) credits:
  Interest expense                                                               (17,908)                 (27,458)
  Interest income                                                                145,940                   45,092
                                                                             -----------              -----------

                                                                                 128,032                   17,634
                                                                             -----------              -----------

       Loss before reorganization costs and minority
         interest in net loss of consolidated subsidiary                          47,190                 (121,847)

Reorganization costs:
   Professional fees                                                            (107,722)                    --
                                                                             -----------              -----------

      Loss before minority interest in net loss of
        consolidated subsidiary                                                  (60,532)                (121,847)

Minority interest in net loss of consolidated subsidiary                          (5,887)                 (18,707)
                                                                             -----------              -----------

               Net loss                                                          (54,645)                (103,140)

Retained (deficit) earnings, beginning of period                              (1,272,768)                 942,599
                                                                             -----------              -----------

Retained (deficit) earnings, end of period                                   $(1,327,413)                 839,459
                                                                             ===========              ===========

Net loss per common share                                                    $      (.01)                    (.01)
                                                                             ===========              ===========




See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

 Condensed Consolidated Statements of Operations and Retained Earnings (Deficit)

            Nine months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)


                                                                                               December 28,             December 30,
                                                                                                   1996                     1995
                                                                                                   ----                     ----
Net sales                                                                                      $ 13,553,987              18,911,992
                                                                                               ------------            ------------

Costs and expenses:
     Cost of sales                                                                                8,672,179              12,194,083
     Selling, general and administrative                                                          6,061,983               7,915,568
     Store closing costs                                                                               --                   191,693
                                                                                               ------------            ------------

                                                                                                 14,734,162              20,301,344
                                                                                               ------------            ------------

               Loss from operations                                                              (1,180,175)             (1,389,352)
                                                                                               ------------            ------------

Other (charges) credits:
     Interest expense                                                                               (54,839)                (84,875)
     Interest income                                                                                236,150                 151,485
                                                                                               ------------            ------------

                                                                                                    181,311                  66,610
                                                                                               ------------            ------------

               Loss before  reorganization  costs and minority
                 interest in net loss of consolidated subsidiary                                   (998,864)             (1,322,742)

Reorganization costs:
     Professional fees                                                                             (302,798)                   --
                                                                                               ------------            ------------
               Loss before minority interest in net loss of
                  consolidated subsidiary                                                        (1,301,662)             (1,322,742)

Minority interest in net loss of consolidated subsidiary                                           (147,840)               (174,257)
                                                                                               ------------            ------------

               Net loss                                                                          (1,153,822)             (1,148,485)

Retained (deficit) earnings, beginning of period                                                   (173,591)              1,987,944
                                                                                               ------------            ------------

Retained (deficit) earnings, end of period                                                     $ (1,327,413)                839,459
                                                                                               ============            ============

               Net loss per common share                                                       $       (.09)                   (.09)
                                                                                               ============            ============



See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

            Nine months ended December 28, 1996 and December 30, 1995
                                   (Unaudited)




                                                                                          December 28,        December 30,
                                                                                              1996                1995
                                                                                              ----                ----
Cash flows from operating activities:
     Net loss                                                                            $(1,153,822)          (1,148,485)
                                                                                         -----------          -----------
     Adjustments  to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                                     222,997              358,171
           Deferred rent                                                                     (15,558)             (10,619)
           Minority interest in net loss of subsidiary                                      (147,840)            (174,257)
           Loss on write-off of leasehold improvements                                          --                190,601
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                               46,078              234,212
                    Prepaid inventory                                                        122,700                 --
                    Prepaid expenses and other current assets                                (16,728)              12,685
                    Other assets                                                              16,149               62,284
                    Refundable income taxes                                                     (702)               9,035
                  Increase (decrease) in:
                    Accounts payable                                                         806,435              729,595
                    Accrued liabilities                                                      420,864                5,031
                    Long-term obligations                                                    (51,291)              51,252
                                                                                         -----------          -----------

                        Net cash provided by operating activities                            249,282              319,505
                                                                                         -----------          -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                      (31,546)            (143,589)
     Repayment of due from officers/shareholders                                              26,907               21,132
     Proceeds from disposition of property and equipment                                        --                615,243
     Purchase of marketable investment securities                                               --                (10,525)
     Sales of marketable investment securities                                             1,761,336                 --
                                                                                         -----------          -----------

                        Net cash provided by investing activities                          1,756,697              482,261
                                                                                         -----------          -----------

Cash flows from financing activities:
     Repayment of long-term obligations                                                      (48,919)            (110,028)
     Acquisition of treasury stock                                                              --                (37,905)
                                                                                          -----------          -----------

                        Net cash used in financing activities                                (48,919)            (147,933)
                                                                                         -----------          -----------

                        Net increase in cash and cash equivalents                          1,957,060              653,833

Cash and cash equivalents, beginning of period                                             3,258,061            2,014,147
                                                                                         -----------          -----------

Cash and cash equivalents, ending of period                                              $ 5,215,121            2,667,980
                                                                                         ===========          ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                            $    54,839               84,875
                                                                                         ===========          ===========




See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     December 28, 1996 and December 30, 1995
                                   (Unaudited)






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

     The results of operations for the nine months ended December 28, 1996, are not necessarily indicative of the operating results to be expected for the year ending March 29, 1997. The Company's business is seasonal. Historically, approximately 30 percent of the Company's sales have occurred in the third fiscal quarter.

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation ("Peaches") (87 percent of the outstanding stock of which was owned by the Parent as of December 28, 1996). All significant intercompany accounts have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     Certain reclassifications have been made to the (unaudited) December 30, 1995 quarterly financial information to conform to the presentation used in the (unaudited) December 28, 1996 financial information.

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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.


                                      - 7 -                          (Continued)

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

     On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed on January 17, 1997, (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

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


                                      - 8 -                          (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



     In order for Peaches to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all the assets of Peaches.

     In March 1997, the Parent and Peaches agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, the above agreement was rescinded.

(3)  Net Loss Per Common Share

     Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109 "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the nine-month period ended December 28, 1996, there was no provision (benefit) for income taxes as the Company has net operating loss carryforwards for federal income tax purposes.

(5)  Liabilities Subject to Compromise

     Liabilities subject to compromise include the following:

                                                     December 28,      March 30,
                                                        1996             1996
                                                        ----             ----
                                                     (unaudited)

Lease rejection claims                               $  600,000          600,000
Trade and other miscellaneous claims                  3,391,976        5,071,434
                                                     ----------       ----------
                                                     $3,991,976        5,671,434
                                                     ==========       ==========

     Subsequent to the petition date, the Company negotiated agreements with all of its major suppliers, with the approval of the Bankruptcy Court, which permitted the Company to make returns of unneeded inventory for credit against prepetition indebtedness. On January 17, 1997, the Company's plan of reorganization was confirmed by the Bankruptcy Court. The Company recorded an extraordinary gain of approximately $486,000 primarily as a result of the settlement of lease rejection claims (note 2) during the fourth quarter of fiscal 1997.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 28, 1996, Compared to the Nine Months ended December 30, 1995.

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

Results of Operations

Net sales for the nine months ended December 28, 1996 (such nine month period is hereafter referred to as "1996") decreased by approximately 28.3 percent compared to the nine months ended December 30, 1995 (such nine month period is hereafter referred to as "1995"). Such decrease is attributed to a decrease in comparable store sales (15.9 percent), and a decrease in those stores that closed during 1996 versus 1995 (12.4 percent).

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

Recently, Peaches primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches has over certain of its competitors, including larger inventory, convenient store locations and a high level of customer service.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.7 percent in 1995 to 64.0 percent in 1996 due to increased purchase discounts in 1996.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Selling, general and administrative (SG&A) expenses in 1996 decreased 23.4 percent compared to 1995. Such decrease is attributable to a decrease in comparable store expenses (.1 percent), a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (17.2 percent) and a decrease in corporate overhead (6.2 percent). SG&A expenses as a percentage of net sales increased from 41.9 percent in 1995 to 44.7 percent in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,153,000 in 1996 versus a net loss of approximately $1,148,000 in 1995 due to the reduction in net sales and gross profit as described above, in addition to reorganization costs of approximately $303,000.

The decrease in inventory is mainly due to the decrease in the number of stores, as well as, inventory returns as a result of the Chapter 11 filing, which also caused the decrease in liabilities subject to compromise. The increase in accounts payable and accrued liabilities is due to the reduction of prepayments due to the Chapter 11 filing.

Liquidity and Capital Resources

The Company had working capital of $6,335,818 at December 28, 1996 (excluding liabilities subject to compromise in 1996) compared to working capital of $9,188,083 at March 30, 1996 and a current ratio (the ratio of total current assets to total current liabilities) of 3.4 to 1 at December 28, 1996 (excluding liabilities subject to compromise in 1996) compared to a current ratio of 7.4 to 1 at March 30, 1996. The amount of the liabilities subject to compromise at December 28, 1996 is $3,991,976.

At December 28, 1996, the Company had long-term obligations of $720,274 (excluding liabilities subject to compromise of $3,991,976). Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

          Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") are stayed, absent specific bankruptcy court authorization to pay such claims. The Company believes that appropriate provisions have been made in the accompanying financial statements for the prepetition claims that could be estimated at the date of these financial statements. Such claims are reflected as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from the rejection of executory contracts, including leases, and from the determination of the court (or agreed to by parties-in-interest) of allowed claims for contingencies and disputed amounts.

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

          On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization was filed on October 23, 1996. The amended plan of reorganization was confirmed on January 17, 1997, (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to all conditions precedent being satisfied in which all conditions precedent were satisfied on February 19, 1997. Among the principle terms of the confirmed plan, subject to certain changes contained in the order of approval, are the following:

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


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

          In order for Peaches to be able to effect the Plan of Reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts owed to the principal suppliers, and is secured by inventory and all the assets of Peaches.

          In March 1997, the Parent and Peaches agreed that the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. The Series C preferred stock to be so issued shall have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, the above agreement was rescinded.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Item 3. Defaults Upon Mortgage Payable

     As a result of the bankruptcy filing, the Company was in default under the indentures governing the mortgage payable. As discussed in note 2 of the notes to the condensed financial statements on Form 10-Q for the nine-month period ended December 28, 1996, under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date are stayed, absent specific Bankruptcy Court authorizations to pay such claims. On January 17, 1997, the plan of reorganization was confirmed by the Bankruptcy court and became effective February 3, 1997, subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The confirmed plan of reorganization provided for the repayment of the mortgage payable under the original note provisions, except that the balloon payment was extended to September 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

          None

                      URT INDUSTRIES, INC. AND SUBSIDIARIES



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   URT INDUSTRIES, INC.
                                   Registrant


Date: June 27, 1997                /s/ Allan Wolk
                                   --------------------------------------------
                                   Allan Wolk, Chairman of the Board, President
                                   (Principal Executive Officer)


Date: June 27, 1997                /s/ Jason Wolk
                                   --------------------------------------------
                                   Jason Wolk, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting
                                   Officer)