Form 10-K
period 1997-03-29
URT INDUSTRIES INC
filed 1997-06-27
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended March 29, 1997              Commission File No. 0-6882


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


                        YES __X__           NO _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                        YES _____           NO __X__

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 2, 1997, approximately $423,000.

As of June 3, 1997, the registrant's transfer agent reported as issued and outstanding:

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

     Since 1981, URT has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT owns approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock. The remaining approximately 6% of PEC's common stock is owned by non-affiliated persons.

Confirmation of Amended Plan of Reorganization

     PEC emerged from bankruptcy protection during the last quarter of the fiscal year ended March 29, 1997 (the "1997 fiscal year"), following its filing of a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Code") with the United States Bankruptcy Court for the Southern District of Florida (the "Bankruptcy Court") on or about
January 16, 1996 (the "Petition Date"). During the pendency of such proceeding (the "Chapter 11 proceeding"), PEC continued to manage its affairs and operate its business as a debtor-in-possession (subject to the approval of the Bankruptcy Court with respect to transactions outside of the ordinary course of business), while it developed a Plan of Reorganization that would allow it to continue in business. PEC's Amended Plan of Reorganization, dated October 23, 1996, as modified by the Bankruptcy Court's Order of January 17, 1997 (the "Plan of Reorganization"), was confirmed by the Bankruptcy Court on such date, and became effective on February 19, 1997 (the "Effective Date"). For a discussion of the Plan of Reorganization and other action taken in connection with the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" below.

The Peaches Stores

     The following table sets forth the number of stores which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ended March 29, 1997:

                               1997       1996        1995       1994       1993
                               ----       ----        ----       -----      ----

Number of stores:
At beginning of period          13         19          20         21         22

Opened during period             0          0           1          0          0

Closed during period            (0)        (6)         (2)        (1)        (1)
                               ---        ---         ---        ---        ---

At end of period                13         13          19         20         21

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

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance. They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for implementing guidelines for ordering, pricing and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration, including re-orders of merchandise. The adoption of such guidelines, relationships with landlords, the purchase and allocation of new releases, advertising and related other matters are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1997 fiscal year, PEC purchased merchandise from approximately 61 suppliers, among whom the principal ones were BMG, CEMA, PGD, SONY, UNI, WEA, and Bassin. Approximately 76% of the merchandise purchased during the 1997 fiscal year came from such seven principal suppliers. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory, although in some cases, the expenses are or would be greater if such alternate sources are utilized. Merchandise is delivered directly by suppliers to the stores.

     Prior to the Chapter 11 proceeding, the usual terms received by PEC from suppliers provided for payment to be made within 60 days from the end of the month in which a purchase was made. In addition, PEC normally received an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Prior to the Chapter 11 proceeding, PEC was also able to return merchandise, without limitation, to all of its major suppliers, who charged a penalty if returns exceeded certain percentages of the dollar amounts of gross purchases. Such return policies did not have any adverse effect on PEC's business.

     For a short period after the Chapter 11 filing, PEC was not able to obtain delivery from any of its principal suppliers of merchandise, except Bassin (which supplied the inventory which might otherwise have been ordered through other suppliers), and was not able to return merchandise in accordance with the return policies described above. Eventually, during the course of the Chapter 11 proceeding, all of PEC's principal suppliers resumed shipping merchandise to PEC and agreed to allow PEC to make returns of unneeded inventory for credit against pre-petition indebtedness. In some cases, suppliers also agreed to ship merchandise on credit. During the pendency of the Chapter 11 proceeding, PEC was able to obtain approximately 80% of its inventory on credit, and was able to return most of its unused inventory for credit against pre-petition indebtedness. Because of the resumption in deliveries from suppliers, as well as the use of alternate sources of merchandise, the Chapter 11 filing did not have a materially negative effect on PEC's ability to obtain inventory or to return unused inventory for credit, although the cost of such inventory was generally higher than it would otherwise have been and the terms for the return of unused inventory were sometimes different than those which were in effect prior to the Petition Date.

     Subsequent to the Effective Date, all of PEC's principal suppliers and most of its other suppliers have agreed on terms with respect to payment for merchandise and the return of unused merchandise for credit which are the same or similar to the terms which were in effect prior to the Chapter 11 proceeding.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Based on management's experience to date, retail business sales fluctuate during the year and are generally at their highest levels during the holiday season, i.e., between October and December. During the last three fiscal years, sales between January and March were approximately 21% of total sales for each year; sales between April and June were approximately 25% of total sales; sales between July and September were approximately 23% of total sales; and sales between October and December were approximately 31% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance and computer retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers to sell them non-music related products, such as computers. For a discussion of action taken to attempt to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1997 fiscal year, URT and PEC (hereinafter, collectively, the "URT Companies") employed approximately 258 persons in all capacities. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been satisfactory and there have been no work stoppages.

Intercorporate Agreements

     Effective as of January 1, 1996, there have been three agreements in place pertaining to the management of PEC. Pursuant to such agreements, the following arrangements are in effect: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below and the amount so paid by PEC to Mr. Wolk pursuant to such arrangement shall be credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (see "EXECUTIVE COMPENSATION").

     During the 1997 fiscal year, Mr. Wolk devoted approximately 75% of his working time to the business of PEC.

Item 2. PROPERTIES

     Since April, 1996, the headquarters for URT and PEC (the "URT Companies") have been located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space. Prior to April, 1996, the URT Companies' headquarters had been located in a larger and more expensive facility of approximately 26,000 square feet in Miramar, Florida in a building which was leased by PEC and included both office and warehouse space. The new headquarters has no warehouse space, as all merchandise is shipped directly from suppliers to stores. The move to smaller facilities with no warehouse space, and the elimination of the payroll expenses associated with the old warehouse facility, has resulted in savings to PEC in excess of $200,000 per year. The lease for the old headquarters was among the leases which PEC rejected in connection with the Chapter 11 proceeding pursuant to its rights under the Bankruptcy Code. (See "LEGAL PROCEEDINGS").

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender and to a second mortgage to URT. PEC made all payments on the first mortgage as they became due during the Chapter 11 proceeding, and negotiated a longer payout of such mortgage during the course of such proceeding. The second mortgage secures a debt owed by PEC to URT as a result of a loan which was made by URT to PEC in January, 1997 in order to enable PEC to satisfy certain of its obligations to creditors under the Plan of Reorganization. (See "LEGAL PROCEEDINGS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3. LEGAL PROCEEDINGS

     PEC's above-described voluntary petition for relief under Chapter 11 of the Bankruptcy Code resulted in the below-described Plan of Reorganization. The Plan of Reorganization, as so confirmed by the Bankruptcy Court, provided for the following:

     (a) All unsecured creditors, including all of PEC's inventory suppliers, but excluding landlords under leases rejected by PEC, are entitled to 100% of their allowed claims (the total of which is approximately $4,922,000). PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) were entitled to, and received, payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date. The balance of the payments to such seven principal suppliers (approximately $1,284,000) is payable with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of 24 months commencing in March, 1997. The amounts due to such suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by such suppliers or which is otherwise in the possession of and owned by PEC. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the Effective Date.

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

     In order to enable PEC to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), agreed that, subject to the terms of the Plan, it would contribute $350,000 to the capital of PEC, waive an aggregate of $75,000 of dividends payable by PEC to URT, guarantee the approximately $1,284,000 which is due to the principal suppliers after the Effective Date pursuant to the arrangements described in subparagraph (a) above, and lend $700,000 to PEC on the Effective Date (For additional information pertaining to such arrangements between PEC and URT, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     During the course of the Chapter 11 proceeding, the Bankruptcy Court issued orders authorizing the following additional action:

     (a) PEC's rejection of the unexpired portion of the leases covering PEC's former corporate headquarters in Miramar, Florida, as well as the six unprofitable stores closed by PEC during the 1996 fiscal year (See "PROPERTIES" and "BUSINESS--The Peaches Stores").

     (b) PEC's rejection of the unexpired portion of the lease covering a store in Charlotte, North Carolina which had been closed by PEC during the 1991 fiscal year and as to which PEC had been responsible for the shortfall between the amount payable under PEC's lease for such store and the amount being paid by a subtenant of such store.

     (c) PEC's assumption of the unexpired portion of the leases covering PEC's new corporate headquarters and the twelve leased stores which PEC had decided to keep in operation.

     (d) PEC's execution of a settlement agreement with its former Executive Vice-President under which the amounts payable to him under an employment and consulting agreement with him were reduced from a sum exceeding $870,000, if such agreement had remained in effect, to the sum of $282,500 (payable over four years commencing February, 1996), and under which such officer executed a confidentiality agreement and indemnification agreement with PEC.

     (e) PEC's entry into post-petition agreements with its suppliers of inventory under which PEC was permitted to return merchandise to such suppliers for a credit against pre-petition claims, and under which PEC was entitled to purchase merchandise on credit from certain of such suppliers (See "BUSINESS - Operation of the Peaches Stores").

     Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                             Bid Prices       Asked Prices
                                             ----------       ------------
                                            High    Low       High     Low

1995
----
        Quarter ended March 31,              .14    .10       1/2      .19
        Quarter ended June 30,               .14    .10       1/2      .19
        Quarter ended Sept. 30,              .13    .05       1/2      .15
        Quarter ended Dec. 31,               .13   1/32       3/8      .11

1996
----
        Quarter ended March 31,              .08   1/32       .20      .11
        Quarter ended June 30,               .08    .07       .11      .10
        Quarter ended Sept. 30,              .07    .07       .10      .09
        Quarter ended Dec. 31,               .07    .03       .09      .06

1997
----
        Quarter ended March 31,              .04    .03       .05      .05
        Quarter through June 2.              .04    .03       .06      .05

     The following table sets forth the closing high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                             Bid Prices       Asked Prices
                                             ----------       ------------
                                            High    Low       High     Low

1995
----

        Quarter ended March 31,              .13    1/8       5/8     5/16

        Quarter ended June 30,               .13    1/8       5/8     5/16
        Quarter ended Sept. 30,              .13    1/8       5/8     5/16
        Quarter ended Dec. 31,               .13   1/16       5/8     5/16

1996
----

        Quarter ended March 31,              1/8   1/16       1/4     3/16
        Quarter ended June 30,               .125   .05       .25      .12
        Quarter ended Sept. 30,              .05    .05       .12      .12
        Quarter ended Dec. 31,               .05    .05       .12      .12

1997
----

        Quarter ended March 31,              .03    .03       .12      .12
        Quarter through June 2.              .035   .03       .12      .12


     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     There has been no payment of dividends during the past five years and payment of dividends in the future will depend on URT's earnings and needs.


Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of URT's equity securities as of June 3, 1997, based on information supplied by URT's transfer agent:

                                                   Number of Record
Title of Class                                         Holders
--------------                                         -------

     Class A Common Stock, $.01 par value               4,827

     Class B Common Stock, $.01 par value               1,197

Item 6. SELECTED FINANCIAL DATA

Item 6 Selected Financial Data

     The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."



                                                           March 29,       March 30,       April 1,        April 2,        April 3,
                                                             1997            1996            1995            1994            1993
                                                             ----            ----            ----            ----            ----
Operating statement data:
     Net sales                                          $ 18,109,119      23,626,489      31,960,986      36,303,498      37,861,440

     Net (loss) income                                    (1,161,786)     (2,161,535)     (1,759,085)       (153,053)        290,085

     (Loss) income per common share                             (.09)           (.17)          (0.14)          (0.01)           0.02

     Weighted average number of common shares
        outstanding                                       12,637,634      12,637,634      12,674,448      12,695,136      12,594,531

Balance sheet data:
     Working capital excluding liabilities
        subject to compromise in 1996                      3,174,312       9,188,083       5,168,136       6,651,083       6,520,743

     Total assets                                          8,068,055      12,788,918      14,647,795      16,805,328      17,504,370

     Current portion of long-term obligations
                                                             730,239         124,774         110,028         131,173         174,579

     Long-term obligations                                 1,337,190         810,367         929,654         705,109         836,282

     Liabilities subject to compromise                          --         5,671,434            --              --              --

     Shareholders' equity                                  3,341,615       4,503,401       6,702,841       8,507,621       8,646,416

Store data:
     Weighted average square feet of selling space
                                                              88,012          88,012         130,157         137,145         139,850

     Weighted average sales per square foot of
        selling space                                            206             268             246             265             271

     Number of stores open at end of period
                                                                  13              13              19              20              21

There were no cash dividends declared for common stock in any of the periods presented.
(1)  Includes 53 weeks of operations.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


From time to time, URT's management may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

The results of operations discussed herein are those of the URT Companies on a consolidated basis. As a result, references in this Section to the "Company" include both of the URT Companies.

Results of Operations

FISCAL YEAR ENDED MARCH 29, 1997 (1997) COMPARED TO FISCAL YEAR ENDED MARCH 30, 1996 (1996)

Net sales for 1997 decreased 23.4% compared to 1996. (13.3%) of such decrease is attributed to the fact that 1996 included sales for stores that had been open during 1996 and were closed during or near the end of 1996. The balance of such decrease (10.1%) is attributed to comparable store sales.

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 64.8% in 1996 to 63.2% in 1997 due to increased purchase discounts in 1997 and the fact that 1996 reflected the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices. However, a portion of 1997 also included buying a portion of the inventory from alternate sources at higher prices. The Company did not receive discounts associated with normal trade terms until the first quarter of the fiscal year commencing March 30, 1997 ("fiscal 1998").

Selling, general, and administrative (SG&A) expenses in 1997 decreased 20.4% compared to 1996. Such decrease is attributed to a decrease in store operating expenses of stores that had been open during 1996, but were closed during or near the end of 1996 (13.8%), a decrease in corporate overhead (1.0%), and a decrease in comparable store expenses (5.6%). SG&A expenses, as a percentage of net sales, increased from 43.7% in 1996 to 45.3% in 1997 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,162,000 in 1997 versus a net loss of approximately $2,162,000 in 1996. The significant reduction of net loss is attributed to the success of the Chapter 11 reorganization. However, such success was offset by professional fees and lost gross profits as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 reorganization until approximately the first quarter of fiscal 1998. Also, further overhead reductions will not be evident until fiscal 1998.

Recently, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future include the fact that PEC's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization include the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse and the termination of other unprofitable business arrangements as described herein. Another factor which, in management's opinion, should help the Company to restore itself to a competitive position, is the Company's concentration on advantages which it has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all product before purchasing and a timely special-order program.

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

During the last few years, non-traditional music retailers such as appliance and computer retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. PEC continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the early part of the last quarter of 1996.

The cost of sales for 1996 was lower than that for 1995 due principally to a decrease in net sales. Cost of sales as a percentage of net sales increased from 63.7% in 1995 to 64.8% in 1996 as a result of a reduction in retail prices due to increased competition, a change in terms with PEC's principal suppliers during the Chapter 11 proceeding and the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

Selling, general, and administrative (SG&A) expenses in 1996 decreased 18.4% compared to 1995. Such decrease is attributed to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (13.6%) and a decrease in corporate overhead (5.2%), offset by an increase in comparable store expenses (0.3%). SG&A expenses, as a percentage of net sales, increased from

39.6% in 1995 to 43.7% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Selling, general and administrative (SG&A) expenses in 1995 decreased 6.8% compared to 1994. Such decrease is attributed to a decrease in comparable store expenses (1.0%), a decrease in store operating expenses of stores that opened or closed during 1995 versus 1994 (2.6%), a decrease in corporate overhead (2.8%), and a decrease in the cost of store openings (0.4%). SG&A expenses, as a percentage of net sales, increased from 37.4% in 1994 to 39.7% in 1995 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Liquidity and Capital Resources

The Company had working capital of $3,174,312 at March 29, 1997 compared to working capital of $3,516,649 at March 30, 1996 (including liabilities in the amount of $5,671,434 which were subject to compromise on such date). The Company had a current ratio (the ratio of total current assets to total current liabilities) of 2.0 to 1 at March 29, 1997, compared to a current ratio of 1.9 to 1 at March 30, 1996 (including the liabilities so subject to compromise on such date).

At March 29, 1997, the Company had long-term obligations of $1,337,190. Management anticipates that the Company's ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

In March, 1995, the Financial Accounting Standards Board issued Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, which became effective for fiscal years beginning after December 15, 1995. This standard establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets and certain intangibles to be disposed of. The Company adopted this standard in 1997, and it did not have a material impact on the financial condition or operating results of the Company.

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which supersedes ABP Opinion No. 15, Earnings per Share, was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1998; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

Independent Auditors' Report                                                 17

Consolidated Financial Statements:
   Consolidated Balance Sheets as of March 29, 1997 and
       March 30, 1996                                                        18
   Consolidated Statements of Operations for each of the
       years in the three-year period ended March 29, 1997                   19
   Consolidated Statements of Shareholders' Equity for each
       of the  years in the three-year period ended March 29, 1997           20
   Consolidated Statements of Cash Flows for each of the
       years in the  three-year period ended March 29, 1997                  21
   Notes to Consolidated Financial Statements                                23

                          Independent Auditors' Report


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Hallandale, Florida:


We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and subsidiaries (the "Company") as of March 29, 1997 and March 30, 1996, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 29, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and subsidiaries as of March 29, 1997 and March 30, 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended March 29, 1997 in conformity with generally accepted accounting principles.


                                                           KPMG PEAT MARWICK LLP




May 30, 1997, except as to note 2
      which is as of June 9, 1997
Ft. Lauderdale, Florida

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        March 29, 1997 and March 30, 1996

                              Assets                                    1997           1996
                              ------                               ------------    ------------
Current assets:
     Cash and cash equivalents                                     $  3,130,516       3,258,061
     Marketable investment securities                                      --         1,761,336
     Inventories                                                      2,855,494       4,954,260
     Prepaid inventory                                                   39,733         254,249
     Current portion due from officers/shareholders                      30,832          30,832
     Prepaid expenses and other current assets                          293,221         350,197
     Refundable income taxes                                               --             9,136
                                                                   ------------    ------------
                   Total current assets                               6,349,796      10,618,071

Property and equipment, net                                           1,459,084       1,868,246
Due from officers/shareholders                                           77,885         110,722
Other assets                                                            181,290         191,879
                                                                   ------------    ------------

                                                                   $  8,068,055      12,788,918
                                                                   ============    ============
                Liabilities and Shareholders' Equity
                ------------------------------------

Current liabilities:
     Current portion of long-term obligations                           730,239         124,774
     Accounts payable                                                 1,371,869         103,038
     Accrued liabilities                                              1,073,376       1,202,176
                                                                   ------------    ------------
                   Total current liabilities                          3,175,484       1,429,988

Long-term obligations                                                 1,337,190         810,367
Deferred rent                                                           156,036         200,723
Minority interest in a subsidiary                                        57,730         173,005
                                                                   ------------    ------------

                   Total liabilities not subject to compromise        4,726,440       2,614,083

Liabilities subject to compromise                                          --         5,671,434
                                                                   ------------    ------------
                   Total liabilities                                  4,726,440       8,285,517
                                                                   ------------    ------------

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares authorized;
        15,317,454 shares issued                                        153,175         153,175
     Additional paid-in capital                                       5,542,152       5,542,152
     Retained deficit                                                (1,335,377)       (173,591)
                                                                   ------------    ------------
                                                                      4,359,950       5,521,736
     Treasury stock, 3,159,245 common shares at cost                 (1,018,335)     (1,018,335)
                                                                   ------------    ------------

                   Total shareholders' equity                         3,341,615       4,503,401

Commitments and contingencies
                                                                   ------------    ------------
                                                                   $  8,068,055      12,788,918
                                                                   ============    ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

       For each of the years in the three-year period ended March 29, 1997

                                                                1997            1996            1995
                                                            ------------    ------------    ------------
Net sales                                                   $ 18,109,119      23,626,489      31,960,986

Costs and expenses:
     Cost of sales                                            11,453,125      15,316,441      20,347,493
     Selling, general and administrative expenses              8,216,289      10,321,334      12,651,133
     Store closing costs                                            --           189,623         548,701
     Loss on litigation                                             --              --           431,692
                                                            ------------    ------------    ------------

                                                              19,669,414      25,827,398      33,979,019
                                                            ------------    ------------    ------------

           Loss from operations                               (1,560,295)     (2,200,909)     (2,018,033)
                                                            ------------    ------------    ------------

Other (expense) income:
     Interest expense                                            (88,345)       (111,451)        (84,478)
     Interest income                                             155,888         202,845         204,810
     Other income                                                108,957           5,491            --
                                                            ------------    ------------    ------------

                                                                 176,500          96,885         120,332
                                                            ------------    ------------    ------------
           Loss before reorganization costs, income
               taxes, minority interest and extraordinary
               gain                                           (1,383,795)     (2,104,024)     (1,897,701)

Reorganization costs:
     Professional fees                                          (379,645)        (88,223)           --
     Store closing costs                                            --          (282,927)           --
                                                            ------------    ------------    ------------

                                                                (379,645)       (371,150)           --
           Loss before income taxes, minority interest
               and extraordinary gain                         (1,763,440)     (2,475,174)     (1,897,701)

Provision for income taxes                                          --              --           120,417
                                                            ------------    ------------    ------------

           Loss before minority interest and
               extraordinary gain                             (1,763,440)     (2,475,174)     (2,018,118)

Minority interest in net loss of consolidated subsidiary        (115,275)       (313,639)       (259,033)
                                                            ------------    ------------    ------------

           Loss before extraordinary gain                     (1,648,165)     (2,161,535)     (1,759,085)

Extraordinary gain due to reorganization (note 9)                486,379            --              --
                                                            ------------    ------------    ------------

           Net loss                                         $ (1,161,786)     (2,161,535)     (1,759,085)
                                                            ============    ============    ============

           Net loss per common share                        $       (.09)           (.17)           (.14)
                                                            ============    ============    ============

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                 Consolidated Statements of Shareholders' Equity

       For each of the years in the three-year period ended March 29, 1997


                                                              Common stock issued                      Treasury stock
                                                 ---------------------------------------   ---------------------------------------
                                                           Shares                                   Shares
                                                 -------------------------                 -------------------------
                                                   Class "A"     Class "B"      Amount      Class "A"     Class "B"      Amount
                                                 -----------   -----------   -----------   -----------   -----------   -----------

 Balance, April 2, 1994                           13,678,338     1,552,866   $   152,312     2,270,170       187,297   $  (930,707)

     Treasury stock purchased, at cost                  --            --            --         271,500        52,286       (49,723)

     Issuance of common stock (note 10)               86,250          --             863          --            --            --

     Benefit from subsidiary's treasury stock
        transactions                                    --            --            --            --            --            --

     Net loss                                           --            --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------   -----------

 Balance, April 1, 1995                           13,764,588     1,552,866       153,175     2,541,670       239,583      (980,430)

     Treasury stock purchased, at cost                  --            --            --         365,850        12,142       (37,905)

     Net loss                                           --            --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------   -----------

 Balance, March 30, 1996                          13,764,588     1,552,866       153,175     2,907,520       251,725    (1,018,335)

     Net loss                                           --            --            --            --            --            --
                                                 -----------   -----------   -----------   -----------   -----------   -----------

 Balance, March 29, 1997                          13,764,588     1,552,866   $   153,175     2,907,520       251,725   $(1,018,335)
                                                 ===========   ===========   ===========   ===========   ===========   ===========

                                                    Capital         Retained
                                                    in excess       earnings
                                                     of par        (deficit)        Total
                                                   -----------    -----------    -----------

 Balance, April 2, 1994                              5,538,987      3,747,029      8,507,621

     Treasury stock purchased, at cost                    --             --          (49,723)

     Issuance of common stock (note 10)                 16,387           --           17,250

     Benefit from subsidiary's treasury stock
        transactions                                   (13,222)          --          (13,222)

     Net loss                                             --       (1,759,085)    (1,759,085)
                                                   -----------    -----------    -----------

 Balance, April 1, 1995                              5,542,152      1,987,944      6,702,841

     Treasury stock purchased, at cost                    --             --          (37,905)

     Net loss                                             --       (2,161,535)    (2,161,535)
                                                   -----------    -----------    -----------

 Balance, March 30, 1996                             5,542,152       (173,591)     4,503,401

     Net loss                                             --       (1,161,786)    (1,161,786)
                                                   -----------    -----------    -----------

 Balance, March 29, 1997                             5,542,152     (1,335,377)     3,341,615
                                                   ===========    ===========    ===========


See accompanying notes to consolidated financial statements

                                   (Continued)
                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended March 29, 1997


                                                                                  1997           1996           1995
                                                                               -----------    -----------    -----------
Cash flows from operating activities:
 Net loss                                                                      $(1,161,786)    (2,161,535)    (1,759,085)
                                                                               -----------    -----------    -----------

 Adjustments to reconcile net loss to net cash used in operating activities:
       Extraordinary gain                                                         (486,379)          --             --
       Depreciation and amortization                                               454,047        460,678        565,946
       Loss on abandonment of leasehold improvements                                  --          190,601           --
       Deferred income taxes                                                          --             --          342,014
       Deferred rent                                                               (44,687)      (299,747)        (4,538)
       Minority interest in net loss of
           consolidated subsidiary                                                (115,275)      (313,639)      (259,033)
       Change in assets and liabilities affecting
           cash flows from operating activities:
              (Increase) decrease in:
                Inventories                                                         25,200        624,477        263,579
                Prepaid inventory                                                  214,516       (254,249)          --
                Prepaid expenses and other current
                     assets                                                         56,976         18,008          8,756
                Refundable income taxes                                              9,136        248,093       (232,829)
                Other assets                                                        10,589         17,116         46,965
              Increase (decrease) in:
                Accounts payable                                                 1,268,831     (4,027,492)      (484,050)
                Accrued liabilities                                               (128,800)      (445,470)       266,468
                Long-term obligations                                                 --          (61,022)       334,573
                Liabilities subject to compromise                               (1,854,514)     5,671,434           --
       Changes due to reorganization activities:
                Loss on abandonment of leasehold
                     improvements                                                     --          296,509           --
                                                                               -----------    -----------    -----------

                    Net cash used in operating
                        activities                                              (1,752,146)       (36,238)      (911,234)
                                                                               -----------    -----------    -----------
Cash flows from investing activities:
 Purchase of marketable investment securities                                         --             --       (2,649,534)
 Sale of marketable investment securities                                        1,761,336        888,198           --
 Purchases of property and equipment                                               (44,885)      (168,331)      (922,536)
 Due from officers/shareholders                                                     32,837         26,466         26,285
 Proceeds from disposition of land, property and
    equipment                                                                         --          615,243           --
                                                                               -----------    -----------    -----------

                        Net cash provided by (used in)
                            investing activities                                 1,749,288      1,361,576     (3,545,785)
                                                                               -----------    -----------    -----------

                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                      1997           1996           1995
                                                                                   -----------    -----------    -----------

Cash flows from financing activities:
     Repayment of long-term obligations                                            $  (124,687)       (43,519)      (206,173)
     Proceeds from issuance of stock                                                      --             --           17,250
     Acquisition of treasury stock                                                        --          (37,905)       (49,723)
     Acquisition of subsidiary stock                                                      --             --          (13,222)
                                                                                   -----------    -----------    -----------

                        Net cash used in financing
                            activities                                                (124,687)       (81,424)      (251,868)
                                                                                   -----------    -----------    -----------

                        Net (decrease) increase in cash and
                            cash equivalents                                          (127,545)     1,243,914     (4,708,887)

Cash and cash equivalents, beginning of year                                         3,258,061      2,014,147      6,723,034
                                                                                   -----------    -----------    -----------

Cash and cash equivalents, end of year                                             $ 3,130,516      3,258,061      2,014,147
                                                                                   ===========    ===========    ===========

Supplemental disclosures of cash flow  information:
   Cash paid during the period for:
           Interest                                                                $    88,345        111,451         84,478
                                                                                   ===========    ===========    ===========

           Income tax payments (refund), net                                       $      --         (248,093)       (11,232)
                                                                                   ===========    ===========    ===========

Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

Liabilities subject to compromise, March 30, 1996                                         $5,671,434
     Less:  Inventory returns for credit                                                   2,073,566
        Cash paid                                                                          1,854,514
        Extraordinary gain (primarily as a result of lease
           rejection claims - note 9)                                                        486,379
                                                                                          ----------
Long-term obligation, March 28, 1997 (note 6)                                             $1,256,975
                                                                                          ==========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 29, 1997, March 30, 1996 and April 1, 1995


(1)  Organization and Basis of Presentation

     URT Industries, Inc. and subsidiaries (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 93.5 percent-owned subsidiary, Peaches Entertainment Corporation ("Peaches").

(2)  Confirmation of Amended Plan of Reorganization

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

     Under Chapter 11 proceedings, litigation and actions by creditors to collect certain claims in existence at the petition date ("prepetition") were stayed, absent specific bankruptcy court authorization to pay such claims, which are reflected as "liabilities subject to compromise" at March 30, 1996.

     As debtor-in-possession, Peaches had the right, subject to Bankruptcy Court approval and certain other limitations, to assume or reject certain executory contracts, including unexpired leases. Any claim for damages resulting from the rejection of an executory contract or an unexpired lease was treated as a general unsecured claim in the Chapter 11 proceedings. Peaches affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     On August 5, 1996, Peaches filed its plan of reorganization with the Bankruptcy Court. An amended plan of reorganization, as modified by the Bankruptcy Court's order of January 17, 1997, was filed on October 23, 1996. The amended plan of reorganization was confirmed by the Bankruptcy Court on such date (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied by February 19, 1997. The principal terms of the confirmed plan are as follows:

     o All unsecured creditors, including all of Peaches' inventory suppliers, but excluding landlords under leases rejected by Peaches, are entitled to 100 percent of their allowed claims (the total of which is approximately $4,922,000). Peaches' seven principal suppliers (whose allowed claims total approximately $4,372,000 out of such $4,922,000) are entitled to and received payment and inventory returns equal to approximately 70 percent of their allowed claims (80 percent in the case of one such supplier) within approximately 60 days after the effective date, and the balance (approximately $1,284,000) is payable with interest at prime over a period of 24 months commencing March 1997. The remaining unsecured creditors (whose allowed claims total approximately $550,000) were entitled to and received the full amount of their allowed claims on the effective date. The amounts owed to the principal suppliers are secured by a perfected first lien and security interest in the inventory originally distributed by the secured parties which was sold to the Company or is otherwise in the possession and owned by the Company.

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

     In order for Peaches to be able to effect the plan of reorganization on the terms described above, the Parent, in exchange for the issuance to it of 20 million shares of Peaches authorized common stock (including 218,730 treasury shares), has contributed $350,000 to the capital of Peaches, waived an aggregate of $75,000 of dividends payable by Peaches to the Parent, guaranteed, subject to the terms of the Plan, the approximately $1,284,000 which is due the principal suppliers in accordance with the foregoing, and loaned $700,000 to Peaches. The loan will be repaid to the Parent with interest at prime over a period of four years beginning on the third anniversary of the effective date, is subordinate to the amounts

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     owed to the principal suppliers, and is secured by inventory and all the assets of Peaches. As a result of the above transaction, the Parent is the beneficial owner of approximately 93.5 percent of Peaches' issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock.

     In March 1997, the Parent and Peaches agreed that if Peaches' financial statements for its 1997 fiscal year show total shareholders' equity of less than $1,000,000, the above-described $700,000 loan would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and the total shareholders' equity of Peaches as of the end of its 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of Peaches in exchange for shares of a new class of cumulative preferred stock, entitled Series C preferred stock, in an amount as shall be determined by dividing the amount of such aggregate debt reduction by $100. Any Series C preferred stock to be so issued will have a par value of $100 and a cumulative preferred dividend of 10% per annum. The approval of the holders of a majority of the shares of Series C preferred stock, voting as a separate class, shall be required with respect to all matters on which the shareholders have a right to vote. On June 9, 1997, the above agreement was rescinded.

(3)  Liquidity

     As discussed in note 2, the Company's Amended Plan of Reorganization was confirmed by the bankruptcy court and became effective February 3, 1997.

     The Company believes that it has benefited from its reorganization which includes the closing of six unprofitable stores which were closed during 1996 and the modification of five store leases, the closing of the former headquarters and warehouse, and the termination of other unprofitable business arrangements. Also, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned above, should help the Company to restore itself to a competitive position in subsequent fiscal years.

(4)  Summary of Significant Accounting Policies

     (a)  Principals of Consolidation

          The consolidated financial statements include the accounts of URT Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (b)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995 consisted of 52 weeks, respectively.

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $13,657,209 and $2,385,945 at March 29, 1997 and March 30, 1996, respectively. The carrying amount of cash and cash equivalents approximates fair market value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          The  Company  accounts  for  income  taxes  under  the  provisions  of
          Financial Accounting Standards Board's ("SFAS") No. 109, which generally requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     (h)  Loss Per Common Share

          Loss per common share was computed by dividing net loss, after deducting preferred dividend requirements, by the weighted average number of common shares outstanding during each of the periods which was 12,637,634, 12,637,634 and 12,674,448 for the years ended March
          29, 1997, March 30, 1996 and April 1, 1995, respectively.

     (i)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (j)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings and (b) costs and expenses associated with the closing of locations.

     (k)  Use of Estimates by Management

          The preparation of financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

     (l)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, on March 31, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

          carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     (m)  New Accounting Standard

          Statement of Financial Accounting Standards No. 128 ("SFAS 128"), Earnings per Share, which supersedes ABP Opinion No. 15, Earnings per Share, was issued in February 1997. SFAS 128 requires dual presentation of basic and diluted earnings per share (EPS) for complex capital structures on the face of the income statement. Basic EPS is computed by dividing income by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options. SFAS 128 is required to be adopted for year-end 1998; earlier application is not permitted. Management does not expect the basic or diluted EPS measured under SFAS 128 to be materially different than the primary or fully-diluted EPS measured under APB No. 15.

     (n)  Reclassifications

          Certain amounts in the 1996 and 1995 consolidated financial statements have been reclassified to conform with the 1997 presentation.

(5)  Due From Officers/Shareholders

     Due from officers/shareholders consist of the following at March 29, 1997 and March 30, 1996:

                                                                                  1997        1996
                                                                               ---------   ---------
       Unsecured  loans  made to one  officer/shareholder  and  one  former officer/shareholder; proceeds of the loans were used to purchase shares of the Company's  Class A and Class B common stock in the
           open market from an unrelated party, interest 8 percent             $ 108,717     141,554
       Less current portion                                                      (30,832)    (30,832)
                                                                               ---------   ---------

                                                                               $  77,885     110,722
                                                                               =========   =========

     The promissory note agreements with the two officers/shareholders are payable with interest at 8 percent in 96 equal, consecutive monthly installments through March 31, 2000.

     Under amended and restated employment agreements with these officers/shareholders (note 10c), the required loan payments will be credited as compensation for the officer/shareholder. Effective March 1996, a former officer/shareholder is required to repay the loan in consecutive monthly installments of $471.

     Interest income on these loans amounted to $10,045, $16,610 and $18,460 in each of the years in the three-year period ended March 29, 1997, respectively, and is included in interest income in the accompanying consolidated statements of operations.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(6)  Property and Equipment, net

     Property and equipment consist of the following at March 29, 1997 and March 30, 1996:

                                                         1997           1996
                                                     -----------    -----------

     Land                                            $   395,570        395,570
     Building                                            538,093        538,093
     Leasehold improvements                            1,760,459      1,895,438
     Furniture and equipment                           1,062,535      1,635,361
     Building under capitalized lease                    206,964        206,964
                                                     -----------    -----------

                                                       3,963,621      4,671,426
     Less accumulated depreciation and amortization   (2,504,537)    (2,803,180)
                                                     -----------    -----------

                                                     $ 1,459,084      1,868,246
                                                     ===========    ===========

(7)  Long-term Obligations

     Long-term obligations consists of the following at March 29, 1997 and March 30, 1996:

                                                                           1997           1996
                                                                       -----------    -----------
Capital lease  obligation,  due in monthly  installments  of $3,382,
    including interest at 17.5%; final payment due March 2005          $   174,139        183,353

Mortgage  payable,  due in equal  installments  of $2,981 per month, plus interest at prime plus .5%; collateralized by the mortgaged property  with  depreciated cost of $802,178; final balloon
    payment of $284,500 due September 2002 (note 2)                        442,462        478,238

Settlement agreement with former director/shareholder, due in
    monthly installments of $5,699, final payment due January 2000         193,853        273,550

Promissory  notes due in  installments  of $26,744 for 21 months and two  payments of $347,675  (due  February  1998 and 1999), plus interest at prime; collateralized by inventory and guaranteed
    by the Parent (note 2)                                               1,256,975           --
                                                                       -----------    -----------

                                                                         2,067,429        935,141

Less current portion                                                      (730,239)      (124,774)
                                                                       -----------    -----------

                                                                       $ 1,337,190        810,367
                                                                       ===========    ===========

     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $113,000 for 1997 and 1996 and $99,000 for 1995.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following represents future minimum lease payments under the capital lease obligation:


           Fiscal year                                      Amount
           -----------                                      ------
              1998                                        $  40,600
              1999                                           40,600
              2000                                           40,600
              2001                                           40,600
              2002                                           40,600
           Thereafter                                       121,560
                                                          ---------
           Total minimum lease payments                     324,560

           Less amount representing interest               (150,421)
                                                          ---------
           Present value of minimum lease payments        $ 174,139
                                                          =========

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
obligation, to maturity, are as follows:


           Fiscal year                                      Amount
           -----------                                      ------
              1998                                       $  719,277
              1999                                          746,023
              2000                                           92,853
              2001                                           35,775
              2002                                           35,775
           Thereafter                                       263,587
                                                         ----------

                                                         $1,893,290
                                                         ==========



     The Company has a standby letter of credit of $64,800 available to a landlord that was not drawn upon as of March 29, 1997. The letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 29, 1997.

(8)  Accrued Liabilities

     Accrued liabilities consist of the following at March 29, 1997 and March 30, 1996:

                                                          1997            1996
                                                       ----------     ----------
     Gift certificate and credit slip liability        $  184,884        371,647
     Payroll and related benefits                          99,701        196,699
     Sales and real estate taxes payable                  188,087        280,191
     Accrued overhead expenses                            392,682        233,998
     Other                                                208,022        119,641
                                                       ----------     ----------
                                                       $1,073,376      1,202,176
                                                       ==========     ==========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

(9)  Liabilities Subject to Compromise

     Liabilities subject to compromise at March 30, 1997 include the following:

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

     On January 17, 1997, Peaches' plan of reorganization was confirmed by the Bankruptcy Court and the Company recorded an extraordinary gain of $486,379 primary as a result of the settlement of lease rejection claims (note 2).

(10) Commitments and Contingencies

     (a)  Leases

     The Company is a lessee under various operating leases, several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 29, 1997. Most of the leases contain renewal options. In connection with the Chapter 11 filing, Peaches affirmed 13 leases (5 of which were modified on terms more favorable to Peaches) and rejected 8 leases.

     The aggregate minimum rental commitments under all noncancelable operating leases at March 29, 1997 are as follows:

                        Fiscal year                   Amount
                        -----------                   ------

                          1998                    $1,195,769
                          1999                     1,038,225
                          2000                       698,232
                          2001                       653,551
                          2002                       334,395
                       Thereafter                  2,900,248
                                                  ----------
                                                  $6,820,420
                                                  ==========

     Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to $1,248,000, $1,887,000 and $2,410,000, respectively, for each of the years in the three-year period ended March 29, 1997.

     Rental expense on stores owned by two directors and/or their relatives was $131,250, $215,417 and $251,667, respectively, for each of the years in the three-year period ended March 29, 1997.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     (b)  Legal Matters

          The Company has been party to a lawsuit involving the Company's closing of a store which it had based in Charlotte, North Carolina and its refusal to pay rent with respect to such store from and after February 1991. In February 1995, the court entered a judgment ordering the Company to pay the sum of $405,460 to plaintiff. The Company recorded a charge to operations for the year ended April 1, 1995 related to the loss on such litigation and paid such amount in March 1995.

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

     (c)  Employment Agreements

          As amended January 1, 1996, the Company entered into an amended and restated employment agreement with an officer, which expires March 31, 2000. In addition, the officer shall be credited, as compensation, with the monthly amounts payable by him to the Company under promissory note (note 5).

          The respective employment agreement provides the officer with the use of an automobile, full medical coverage, reimbursement for life insurance policies, paid vacations and severance pay if the Company refuses to renew the employment agreement upon expiration, or in the event of termination upon mutual consent or termination in certain other events.

          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with one of its former officers. Peaches is to pay an amount of $273,550 over a period of four years (note 7). Under the original terms of employment, the officer would have been entitled to in excess of $870,000 in the aggregate.

(11) Shareholders' Equity

     Authorized shares of common stock as of March 29, 1997 and March 30, 1996 were 10,000,000 Class B and 20,000,000 Class "A" shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.

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

(12) Pension Plan

     Effective September 15, 1994, the Company curtailed its noncontributory defined benefit plan. As a result of this curtailment all future benefit accruals were eliminated and accrued benefits became fully vested. The net impact of this curtailment and settlement in plan liabilities is a loss of $24,949 which is reflected in selling, general and administrative expenses in fiscal year 1995.

(13) Income Taxes

     The provision for income taxes consists of:

                                      1997             1996              1995
                                   ---------         --------          --------
         Current:
              Federal              $    --               --            (222,000)
              State                     --               --                --
                                   ---------         --------          --------
                                        --               --            (222,000)
         Deferred:
              Federal                   --               --             296,000
              State                     --               --              46,000
                                   ---------         --------          --------

                                        --               --             342,000
                                   ---------         --------          --------
                                   $    --               --             120,000
                                   =========         ========          ========

     Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes and minority interest were:

                                                           1997         1996         1995
                                                        ---------    ---------    ---------
        Income tax benefit at applicable statutory
             tax rate of loss before income taxes       $(395,000)    (842,000)    (645,000)
        Add:
             State income tax benefit, net of federal
                benefit                                   (43,000)     (81,000)     (64,000)
             Change in valuation allowance                282,000      874,000      811,000
             Capitalized reorganization expenses and
                other permanent differences                52,000         --           --
             Adjustments to net operating loss
                carryovers and other deferred tax
                assets                                     78,000         --           --
             Other                                         26,000       49,000       18,000
                                                        ---------    ---------    ---------

        Income tax provision for the year               $    --           --        120,000
                                                        =========    =========    =========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 29, 1997 and March 30, 1996 are presented below.

Deferred tax assets:                                              1997           1996
                                                              -----------    -----------
     Inventories, principally due to additional costs
        capitalized for tax purposes                          $   106,000         87,000
     Property and equipment, net, principally due to
        differences in depreciation                               235,000        166,000
     Accrued rent, principally due to accrual for financial
        reporting purposes                                         65,000         98,000
     Provision for store closings                                    --           80,000
     NOL carryforward                                           1,522,000      1,121,000
     Accrued expenses                                              72,000        173,000
     Other                                                         36,000         29,000
                                                              -----------    -----------

               Total gross deferred tax assets                  2,036,000      1,754,000

               Less valuation allowance                        (2,036,000)    (1,754,000)
                                                              -----------    -----------

               Net deferred tax assets                        $      --             --
                                                              ===========    ===========

     At March 29, 1997, the Company has a net operating loss carryforward for federal income tax purposes of approximately $4,241,000 which is available to offset future federal taxable income, if any, through 2012.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of March 29, 1997 and March 30, 1996 was $2,036,000 and $1,754,000, respectively. The net change in the total valuation allowance for the years ended March 29, 1997 and March 30, 1996 was an increase of approximately $282,000 and $874,000, respectively.

(14) Fair Value of Financial Instruments

     The fair value of the Company's long-term debt is estimated by discounting the future cash flows for each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities, which approximates the carrying value.

     The fair value of due from officers/shareholders was determined using interest rates based on the credit worthiness of the note holders; the fair values approximate carrying values.

(15) Business and Credit Concentrations

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     Peaches purchased approximately 77 percent of its merchandise from six principal suppliers during the fiscal year ended March 29, 1997. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company.

     The Company is not obligated to purchase merchandise from any supplier. The loss of any particular supplier would not have a materially negative effect on the Company's results of operations; however, a combination of lost suppliers may have a materially negative effect on the Company's results of operations. In addition, expenses would be greater if such alternate sources were utilized.

(16) Condensed Financial Information

     The following table summarizes condensed financial statement information for the subsidiary included in the consolidated financial statements:

     Balance Sheet                                 1997          1996
     -------------                                 ----          ----

     Total current assets                      $  4,571,572   $7,414,557
                                               ============   ==========
     Total assets                              $  6,170,065   $9,442,616
                                               ============   ==========
     Total current liabilities                 $  3,058,113   $1,330,866
                                               ============   ==========
     Total liabilities subject to compromise   $       --     $5,671,434
                                               ============   ==========
     Total liabilities                         $  5,256,152   $8,013,390
                                               ============   ==========
     Total shareholders' equity                $    913,913   $1,429,226
                                               ============   ==========

     Statement of Operations     1997             1996            1995
     -----------------------     ----             ----            ----

     Net Sales               $ 18,109,119      23,626,489      31,960,953
                             ============    ============    ============

     Loss from operations    $   (914,534)     (1,956,016)     (1,864,979)
                             ============    ============    ============

     Reorganization costs    $   (379,645)       (371,150)           --

                            ============    ============    ============

     Net loss                $   (865,313)     (2,416,051)     (1,995,408)
                             ============    ============    ============

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of URT are:

    Name                   Position                                          Age
    ----                   --------                                          ---

Allan Wolk             Chairman of the Board,
                         President (Chief Executive
                         Officer) and Director                                59

Brian Wolk             Executive Vice-President and Director                  31

Jason Wolk             Executive Vice-President, Chief
                       Financial Officer (Principal Financial
                       and Accounting Officer), Treasurer and Director        29

     Allan Wolk has been the Chief Executive Officer and a director of URT and PEC since their formation. He has been engaged in the prerecorded music business for more than 40 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by the URT Companies in various capacities and at various times since 1982 and has been employed by them, full time, since 1992. He is a son of Allan Wolk. He has been a director of URT and PEC since 1994 and a vice-president of both companies since June, 1995. He was appointed Executive Vice-President of both companies in March, 1996.

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

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Mr. Wolk has an employment agreement with URT (See "EXECUTIVE COMPENSATION--Employment Contracts").

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities during the 1997 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and
(ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000 and who served as executive officers during the 1997 fiscal year:

Summary Compensation Table

                                  Annual Compensation                                          Long Term Compensation
                     -------------------------------------------------        ------------------------------------------------------
                                                                                       Awards               Payouts
                                                                              -------------------------     -------
                                                                                                            Long
                                                                                               Options/     Term
                                                            Other                              Stock        Incen.        All
                                                            Annual            Restricted       App.         Plan          Other
Name and             Fiscal      Salary          Bonus      Compensa-            stock         Rights       Pay-outs      Compensa-
position             Year        ($)             ($)        tion($)           award(s)($)      (#)          ($)           tion($)
--------             ----        ---             ---        -------           -----------      ---          --------      -------

Allan Wolk,          1997        616,714          -0-       101,446(1)           -0-             -0-         -0-             -0-
 Chairman,           1996        662,500          -0-        95,431(1)           -0-             -0-         -0-          308,222(2)
 Pres. & CEO         1995        810,380          -0-       109,704(1)           -0-             -0-         -0-             -0-


----------
(1) Such amounts include life insurance premiums ($66,226 for the 1997 fiscal year) and amounts credited to Mr. Wolk under his employment agreement against amounts owed to URT.

(2) Such amount represents a one-time distribution to Mr. Wolk as a result of the termination, effective May 12, 1995, of the PEC defined benefit pension plan and trust.

Employment Contracts

     Effective October 1, 1994, URT and Mr. Wolk entered into the employment agreement between them which is presently in effect (the "1994 Agreement"). Under the 1994 Agreement, as under the March 31, 1992 employment agreement (the "1992 Agreement") which the 1994 Agreement replaces, the period of employment continues until March 31, 2000. The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 though March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996 and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under his 1992 Agreement). Pursuant to the arrangements described above under "BUSINESS - Management Agreements between URT and PEC, PEC pays a salary to Mr. Wolk in the amount described in such section, and such amount is credited against the compensation payable by URT to Mr. Wolk pursuant to the 1994 Agreement. The 1994 Agreement eliminated provisions contained in the 1992 Agreement under which Mr. Wolk was entitled to cost of living increases based on increases in the consumer price index and changes in U. S. individual income tax rates. It reduced certain monthly credits to which he was entitled under the 1992 Agreement effective October 1, 1994 from $5,435 per month to $2,935 per month but retained the provision that if he died or became disabled during the term of such agreement, the credits which he would have received through March 31, 2000 (but in the reduced amount under the 1994 Agreement) if he had survived and not become disabled would be accelerated to the date of death or disability. The 1994 Agreement also provided that URT would pay or reimburse him for the premiums on term or other life insurance coverage to be selected by URT and payable to his designee in the amount of $2,600,000 for the duration of his life (rather than being reduced to $1,500,000 after age 70 as provided in the 1992 Agreement). Mr. Wolk was also permitted under the 1994 Agreement (as he had been under the 1992 Agreement) to repay certain loans which are hereinafter described in "Certain Relationships and Related Transactions"), over the term of his employment.

     The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT was required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, such change in control had occurred during the 1997 fiscal year, the payment to Mr. Wolk would have been approximately $2,935,000.

     The 1994 Agreement also permits Mr. Wolk to obtain a loan from URT on a single occasion not to exceed $400,000 for a period of up to five years at an interest rate of 3% per annum, which is required to be collateralized by adequate security and made upon such other terms and conditions as URT's directors with the advice of counsel deem necessary to protect URT.

     Pursuant to the intercorporate agreements described above, URT provides PEC with the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer, and PEC pays a salary to Mr. Wolk which is credited against the amount payable by URT to Mr. Wolk pursuant to the 1994 agreement. The salary so payable by PEC to Mr. Wolk is $500,000 per annum, except that it has been reduced to $400,000 per annum effective March 1, 1997 and continuing until February 28, 1999.

Compensation Committee Interlocks and Insider Participation

     URT does not have a compensation committee or other board committee performing equivalent functions. During the 1997 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between URT and any executive officers were conducted by URT's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and URT.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on June 3, 1997, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                              Amount & Nature
                                                                of Beneficial                Percent
Title of Class                    Name                           Ownership                   of Class
--------------                    ----                           ---------                   --------
Class A Common                    Executive Officers
Stock, par value                  and Directors
$.01 per share
                                  Allan Wolk                   3,194,186(1)                   29.4%


                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                     33,072(2)                   *

                                  Brian Wolk                      12,980(3)                   *

                                  Jason Wolk                      17,480(3)                   *
                                                               ---------
                                  All officers and
                                  directors as a
                                  group (3 persons)            3,257,718                      30.0

                                  Other

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691          1,195,550(4)                   11.0%


                                                              Amount & Nature
                                                                of Beneficial                Percent
Title of Class                    Name                           Ownership                   of Class
--------------                    ----                           ---------                   --------
Class B Common                    Executive Officers and Directors
Stock, par value
$.01 per share                    Allan Wolk                     786,654(5)                   58.4%
                                                               =========
                                  All officers and
                                  directors as a
                                  group (1 person)               786,654                      58.4%


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

     In August, 1987, URT loaned $392,872 to Allan Wolk, and in March, 1988 loaned an additional $123,000 to him. The principal amount of the August, 1987 loan was payable in five years, with interest at the rate of 7.9% per annum and the principal amount of the March, 1988 loan was payable in six years, with interest payable at the rate of 7.86% per annum. As consideration, in part, for the agreement of Mr. Wolk to reduce the amount of compensation which would have been payable to him under the employment agreement with him which was then in effect, the promissory notes evidencing the above-described indebtedness were replaced by a new promissory note which permitted such indebtedness to be repaid over a period of eight years, from April 1, 1992 through March 31, 2000, with interest at the rate of 8.0% per annum, in 96 consecutive monthly installments in the amount of $2,935 each. The loan is unsecured. Mr. Wolk used the funds lent to him to purchase shares of URT's Class A and Class B Common Stock from independent third parties. The disinterested directors authorized URT to finance such purchases as above-described, because they believed that such action would give Mr. Wolk continued incentive to remain with URT and to work to increase the value of its shares. Under the above-described provisions of Mr. Wolk's 1994 Agreement (which took effect on October 1, 1994), he is entitled to be credited, as additional compensation the amount of $2,935 per month during the period of his employment until the amount owed is paid.

     As a result of the arrangements described in the preceding paragraph, during the 1997 fiscal year, Mr. Wolk was credited with a total of $35,220 with respect to the above-described indebtedness. As of March 29, 1997, the outstanding principal amount of Mr. Wolk's loan was $93,672 and the highest amount outstanding on Mr. Wolk's loan during the 1997 fiscal year was $122,037.

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

     In order to enable PEC to effect the Plan of Reorganization on the terms described above, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), has: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 which is due to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about March 25, 1997, URT and PEC agreed that, if the total shareholders' equity of PEC, as of the end of the 1997 fiscal year, is less than $1,000,000, then such above-described $700,000 loan from URT to PEC would be reduced by an amount equal to the lesser of $200,000 or the difference between $1,000,000 and such total shareholders' equity as of the end of the 1997 fiscal year, without taking such debt reduction into account, and cause the amount of such aggregate debt reduction to be transferred to the capital account of PEC in exchange for shares of a new class of cumulative preferred stock. Such agreement between URT and PEC was terminated by them on or about June 9, 1997.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The  following  documents  are filed as part of this  report.

                                                                          Page

          1.   Consolidated Financial Statements                           16

               Table of Contents                                           17

               Independent Auditors' Report

               URT Industries, Inc. and Subsidiaries
               Consolidated Financial Statements:

               Consolidated Balance Sheets as
               of March 29, 1997 and
               March 30, 1996.                                             18

               Consolidated Statements of Operations
               for each of the years in the three year period
               ended March 29, 1997.                                       19

               Consolidated Statements of Shareholders'
               Equity for each of the years in the three year
               period ended March 29, 1997.                                20

               Consolidated Statements of Cash Flows
               for each of the years in the three year
               period ended March 29, 1997.                                21

               Notes to Consolidated Financial Statements.                 23

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

10(mm) Lease dated December 13, 1984 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises, incorporated by reference to Exhibit No. 13.47 to URT's Registration Statement No. 2-63747.

10(ss) Amendment to Lease dated February 25, 1986 between Allan Wolk and Sheffield Wolk and PEC applicable to Orlando, Florida premises incorporated by reference to Exhibit 10(ss) to URT's Form 10-K Annual Report filed on June 27, 1986.

10(kkk) Indemnification Agreement dated May 22, 1989 between Allan Wolk and URT, incorporated by reference to Exhibit 10(kkk) to URT's Form 10-K Annual Report dated June 27, 1989.

10(lll) Indemnification Agreement dated May 22, 1989 between David Jackowitz and URT, incorporated by reference to Exhibit 10(lll) to URT's Form 10-K Annual Report dated June 27, 1989.

10(nnn) Indemnification Agreement dated May 22, 1989 between Ann Krouse and URT, incorporated by reference to Exhibit 10(nnn) to URT's Form 10-K Annual Report dated June 27, 1989.

10(ppp) By-Laws of URT, as amended and restated, incorporated by reference to Exhibit 10 (ppp) to URT's Form 10-K Annual Report dated June 28, 1990.

10(xxx) Promissory Note dated March 31, 1992 made by Allan Wolk to URT, as payee, incorporated by reference to Exhibit 10(xxx) to URT's Form 10-K Annual Report dated June 25, 1992.

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

10(ffff) Amended and Restated Employment Agreement, dated December 14, 1994, between David Jackowitz and PEC, incorporated by reference to Exhibit 10(ffff) to URT's 10- K Annual Report dated June 29, 1995.

10(iiii) Amendment No. 1 dated as of October 1, 1994 to Management and Intercorporate Agreement dated March 29, 1993 between URT and PEC, incorporated by reference to Exhibit 10(iiii) to URT's 10-K Annual Report dated June 29, 1995.

10(jjjj) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to termination of Management and Intercorporate Agreement dated March 29, 1993.

10(kkkk) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to Exhibit 10(kkkk) to URT's 10- K Annual Report dated April 25, 1997.

10(llll) Letter Agreement dated January 1, 1996 between Allan Wolk and URT, incorporated by reference to Exhibit 10(llll) to URT's, 10-K Annual Report dated April 25, 1997.

10(mmmm) Indemnification Agreement dated July 14, 1995 between Brian Wolk and URT, incorporated by reference to Exhibit 10(mmmm) to URT's 10-K Annual Report dated April 25, 1997.

10(nnnn) Indemnification Agreement dated July 14, 1995 between Jason Wolk and URT, incorporated by reference to Exhibit 10(nnnn) to URT's 10-K Annual Report dated April 25, 1997.

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

10(tttt) PEC, incorporated by reference to Exhibit 10.69 of PEC's 10-K Annual Report dated April 25, 1997.

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

                                            URT INDUSTRIES, INC.


                                            By: /s/Allan Wolk
                                                --------------------------
                                                Allan Wolk,
                                                Chairman of the Board
Dated:  June 27, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                       Title                                         Date
                       -----                                         ----

By:           s/Allan Wolk                                       June 27, 1997
              -----------------------
              Allan Wolk,
              Chairman of the Board ,
              President (Principal
              Executive Officer) and Director


By:           s/Brian Wolk                                       June 27, 1997
              -----------------------
              Brian Wolk, Executive
              Vice President and Director

By:           s/Jason Wolk                                       June 27, 1997
              -----------------------
              Jason Wolk, Executive
              Vice President, Chief Financial Officer
              (Principal Financial and Accounting
              Officer), Treasurer, Secretary and Director