Form 10-Q
period 1997-06-28
URT INDUSTRIES INC
filed 1997-08-29
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



     For Quarter Ended June 28, 1997           Commission File No. 0-6882




                              URT INDUSTRIES, INC.
         -------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)


                 Florida                               59-1167907
    ---------------------------------             ---------------------
     (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation or Organization)                     I.D. No.)



1180 E. Hallandale Beach Blvd.,Hallandale, FL             33009
---------------------------------------------            -------
 (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:   (954) 454-5554


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


At June 28, 1997, there were outstanding:


10,857,068  shares of Class A common stock
 1,301,141  shares of Class B common stock

                     URT INDUSTRIES, INC. AND SUBSIDIARIES

                                     Index

PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
          June 28, 1997 (Unaudited) and March 29, 1997                         3

          Condensed Consolidated Statements of Operations and Retained
          Deficit - Three  Months  Ended  June 28,  1997 and June 29, 1996
            (Unaudited)                                                        4

          Condensed Consolidated Statements of Cash Flows -
          Three Months Ended June 28, 1997 and June 29, 1996 (Unaudited)       5

          Notes to Condensed Financial Statements                              7

 Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                                9

PART II. OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                                    11

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION
                   Item 1. Consolidated Financial Statements
                     URT INDUSTRIES, INC. AND SUBSIDIARIES
                     Condensed Consolidated Balance Sheets
                        June 28, 1997 and March 29, 1997

                        Assets                         June 28,      March 29,
                                                         1997          1997
                                                         ----          ----
                                                      (unaudited)
Current assets:
   Cash and cash equivalents                          $ 1,451,666      3,130,516
   Marke table investment securities                    1,417,365           --
   Inventories                                          2,904,024      2,855,494
   Current portion due from officers/shareholders          30,832         30,832
   Prepai d expenses and other current assets             184,307        332,954
                 Total current assets                   5,988,194      6,349,796
Property and equipment, net                             1,413,775      1,459,084
Due from officers/shareholders                             72,503         77,885
Other assets                                              181,773        181,290
                                                      -----------    -----------
                                                      $ 7,656,245      8,068,055
                                                      ===========    ===========
         Liabilities and Shareholders' Equity
Current liabilities:
Current portion of long-term obligations                  730,726        730,239
Accounts payable                                        1,619,788     1,371,8 69
Accrued liabilities                                       855,013      1,073,376
                                                      -----------    -----------
               Total current liabilities                3,205,527      3,175,484
Long-term obligations                                   1,227,866     1,337,19 0
Deferred rent                                             144,798        156,036
Minority interest in a subsidiary                          43,134         57,730
                                                      -----------    -----------
                   Total liabilities                    4,621,325      4,726,440
                                                      -----------    -----------
Shareholders' equity:
   Common  stock, $.01 par  value; 30,000,000 shares
     authorized; 15,317,454 shares issued                 153,175        153,175
   Additional paid-in capital                           5,542,152      5,542,152
   Retained deficit                                    (1,642,072)    (1,335,377)
                                                      -----------    -----------
                                                        4,053,255      4,359,950
   Treasury stock, 3,159,245 common shares, at cost    (1,018,335)    (1,018,335)
                                                      -----------    -----------
              Total shareholders' equity                3,034,920      3,341,615
Commitments and contingencies

                                                      $ 7,656,245      8,068,055
                                                      ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                     URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

               Three months ended June 28, 1997 and June 29, 1996
                                  (Unaudited)


                                                             June 28,       June 29,
                                                               1997           1996
                                                           -----------     ----------
Net sales                                                  $ 4,124,351      4,305,821
                                                           -----------     ----------
Costs and expenses:
   Cost of sales                                             2,553,090      2,824,152
   Selling, general and administrative expenses              1,759,464      1,959,945
   Depreciation and amortization                                66,653         75,663
                                                           -----------     ----------
                                                             4,379,207      4,859,760
                                                           -----------     ----------
               Loss from operations                           (254,856)      (553,939)
                                                           -----------     ----------
Other (expense) income:
   Interest expense                                            (45,777)       (18,613)
   Interest income                                              23,342         53,159
                                                           -----------     ----------
                                                               (22,435)        34,546
   Loss before reorganization costs, income
     taxes and minority interest                              (277,291)      (519,393)
Reorganization costs:
   Professional fees                                           (44,000)       (97,538)
                                                           -----------     ----------

               Loss before income taxes and minority
               interest                                       (321,291)      (616,931)
Provision for income taxes                                        --             --
                                                           -----------     ----------
               Loss before minority interest                  (321,291)      (616,931)
Minority interest in net loss of consolidated subsidiary       (14,596)       (68,918)
                                                           -----------     ----------
               Net loss                                       (306,695)      (548,013)
Retained deficit, beginning of period                       (1,335,377)      (173,591)
                                                           -----------     ----------
Retained deficit, end of period                            $(1,642,072)      (721,604)
                                                           ===========     ==========
               Net loss per common share                   $      (.02)          (.04)
                                                           ===========     ==========

See accompanying notes to condensed consolidated financial statements.

                     URT INDUSTRIES, INC. AND SUBSIDIARIES

                Condensed Consolidated Statements of Cash Flows

               Three months ended June 28, 1997 and June 29, 1996
                                  (Unaudited)

                                                             June 28,      June 29,
                                                               1997          1996
                                                           -----------    ----------
Cash flows from operating activities:
   Net loss                                                $  (306,695)     (548,013)
                                                           -----------    ----------
   Adjustments to reconcile net loss to net cash used in
     operating activities:
       Depreciation and amortization                            66,563        75,663
       Deferred rent                                           (11,238)         (863)
       Minority interest in net loss of consolidated
         subsidiary
                                                               (14,596)      (68,918)
       Change in assets and liabilities affecting cash
         flows from operating activities:
           (Increase) decrease in:
             Inventories                                       (48,530)      981,253
             Prepaid expenses and other current assets         148,647        73,924
             Other assets                                         (483)        6,712
           Increase (decrease) in:
             Accounts payable                                  247,919       325,613
             Accrued liabilities                              (218,363)        8,409
             Liabilities subject to compromise                    --      (1,391,267)
                                                           -----------    ----------
               Net cash used in operating activities          (136,776)     (537,487)
                                                           -----------    ----------
Cash flows from investing activities:
   Purchase of marketable investment securities             (1,417,365)     (584,709)
   Purchases of property and equipment                         (21,254)      (28,437)
   Due from officers/shareholders                                5,382        11,494
                                                           -----------    ----------
           Net cash used in investing activities            (1,433,237)     (601,652)
                                                           -----------    ----------

                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                              June 28,       June 29,
                                                                1997           1996
                                                            -----------    -----------
                                                                   (Unaudited)
Cash flows from financing activities:
     Repayment of long-term obligations                        (108,837)       (39,507)
                                                            -----------    -----------

          Net cash used in financing activities                (108,837)       (39,507)
                                                            -----------    -----------

          Net decrease in cash and cash equivalents          (1,678,850)    (1,178,646)

Cash and cash equivalents, beginning of year                  3,130,516      3,258,061
                                                            -----------    -----------

Cash and cash equivalents, end of year                      $ 1,451,666      2,079,415
                                                            ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest               $    19,633         18,613
                                                            ===========    ===========



Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

     Liabilities subject to compromise March 30, 1996                      $ 5,671,434

          Less:  Inventory returns for credit                               (1,391,267)
                                                                           -----------
     Liabilities subject to compromise June 29, 1996                       $ 4,280,167
                                                                           ===========


See accompanying notes to condensed consolidated financial statements.

                     URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                        June 28, 1997 and June 29, 1996
                                  (Unaudited)

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

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 29, 1997.

     The results of operations for the three months ended June 28, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 24 percent of the Company's sales have occurred in the first fiscal quarter.

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (93.5 percent of the outstanding stock of which was owned by the Parent, as of June 28, 1997). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     Certain reclassifications have been made to the (unaudited) June 29, 1996 quarterly consolidated financial information to conform to the presentation used in the (unaudited) June 28, 1997 consolidated financial information.

(2)  Reorganization and Emergence From Chapter 11

     On January 16, 1996 (the "Petition Date"), Peaches Entertainment Corporation commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on October 23, 1996 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All of the allowed claims were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002.

(3)  Net Loss Per Common Share

     Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the three-month period ended June 28, 1997, there was no (benefit) provision for income taxes as the Company had net operating loss carryforwards for federal income tax purposes.

(5)  New Accounting Prouncement

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the year ended March 28, 1998.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 28, 1997, Compared to the Three Months ended June 29, 1996.

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

Results of Operations

Net sales for the three months ended June 28, 1997 (such three month period is hereafter referred to as "1997") decreased by approximately 4.2 percent compared to the three months ended June 29, 1996 (such three month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (4.2 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 65.6 percent in 1996 to 61.9 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 11.0 percent compared to 1996. Such decrease is attributable to an increase in comparable store expenses (5.0 percent), and a decrease in corporate overhead (6.0 percent). SG&A expenses as a percentage of net sales decreased from 45.5 percent in 1996 to 42.3 percent in 1997 primarily due to overhead reductions.

Recently, Peaches primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, should help the Company to restore itself to a competitive position in subsequent fiscal years. Other factors which, in management's opinion, should help the Company to restore itself to a competitive position in the future are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements as described herein and concentration on advantages which Peaches has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all music before purchasing and an extremely efficient special order program.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


The Company incurred a net loss of approximately $307,000 in 1997 versus a net loss of approximately $548,000 in 1996. The significant reduction in net loss is attributed to the success of the Chapter 11 reorganization, however, such success was offset by professional fees relating to the reorganization of $44,000.

Liquidity and Capital Resources

The Company had working capital of $2,782,667 at June 28, 1997 compared to working capital of $3,174,312 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.9 to 1 at June 28, 1997 compared to a current ratio of 2.0 to 1 at March 29, 1997.

At June 28, 1997, the Company had long-term obligations of $1,227,866. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 to the (Confirmation of Amended Plan of Reorganization) included in the Company's annual report on Form 10-K for the year ended March 29, 1997 consolidated financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the year ended March 28, 1998.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

OTHER INFORMATION


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


URT INDUSTRIES, INC.
Registrant


Date:  8/29/97                      /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date:  8/29/97                      /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)