Form 10-K/A
period 1997-03-29
URT INDUSTRIES INC
filed 1997-09-25
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

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

     This Amendment Number 1 is being filed by the Registrant in order to refile the Notes to the Consolidated Financial Statements for the fiscal years ended March 29, 1997, March 30, 1996 and April 1, 1995, which corrects an error in note 4(c). Cash equivalents which was $13,657,209 in original, should have been $1,657,209 at March 29, 1997. The error is the result of a clerical mistake.

Item 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                               Table of Contents

Independent Auditors' Report                                                  3

Consolidated Financial Statements:
   Consolidated Balance Sheets as of March 29, 1997 and
       March 30, 1996                                                         4
   Consolidated Statements of Operations for each of the
       years in the three-year period ended March 29, 1997                    5
   Consolidated Statements of Shareholders' Equity for each
       of the  years in the three-year period ended March 29, 1997            6
   Consolidated Statements of Cash Flows for each of the
       years in the  three-year period ended March 29, 1997                   7
   Notes to Consolidated Financial Statements                                 9

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

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $1,657,209 and $2,385,945 at March 29, 1997 and March 30, 1996, respectively. The carrying amount of cash and cash equivalents approximates fair market value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

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
                             ============    ============    ============

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment Number 1 to this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 22, 1997

                                                 URT Industries Industries, Inc.
                                                 (the "Registrant")


                                                 By: /s/ Allan Wolk
                                                     ---------------------------
                                                     Allan Wolk
                                                     Chairman of the Board


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Title                                   Date
          -----                                   ----


By: /s/ Allan Wolk                            September 22, 1997
    ----------------------------------
    Allan Wolk,
    Chairman of the Board,
    President (Principal Executive
    Officer) and Director


By: /s/ Brian Wolk                            September 22, 1997
    ----------------------------------
    Brian Wolk, Executive
    Vice President and Director


By: /s/ Jason Wolk                            September 22, 1997
    ----------------------------------
    Jason Wolk, Executive
    Vice President, Chief Financial
    Officer (Principal Financial and
    Accounting Officer) Treasurer,
    Secretary and Director