Form 10-Q
period 1997-09-27
URT INDUSTRIES INC
filed 1997-12-03
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 27, 1997                  Commission File No. 0-6882


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

                             YES __X__     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At September 27, 1997, there were outstanding:

     10,857,068 shares of Class A common stock 1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

       Condensed Consolidated Balance Sheets -
       September 27, 1997 (Unaudited) and March 29, 1997                      3

       Condensed Consolidated Statements of Operations and
       Retained Deficit - Three Months Ended September 27, 1997
       and September 28, 1996 (Unaudited)                                     4

       Condensed  Consolidated  Statements of Operations and
       Retained  Deficit - Six Months Ended September 27, 1997
       and September 28, 1996 (Unaudited)                                     5

       Condensed Consolidated Statements of Cash Flows -
       Six Months Ended September 27, 1997 and September 28, 1996
       (Unaudited)                                                            6

       Notes to Condensed Financial Statements                                8

   Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                                10

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                  12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                      September 27, 1997 and March 29, 1997

                              Assets                    September 27,     March 29,
                                                            1997            1997
                                                            ----            ----
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                          $ 1,255,651      3,130,516
     Marketable investment securities                     1,272,342           --
     Inventories                                          2,813,055      2,855,494
     Current portion due from officers/shareholders          30,832         30,832
     Prepaid expenses and other current assets              269,998        332,954
                                                        -----------    -----------

                   Total current assets                   5,641,878      6,349,796

Property and equipment, net                               1,356,397      1,459,084
Due from officers/shareholders                               61,522         77,885
Other assets                                                187,567        181,290
                                                        -----------    -----------

                                                        $ 7,247,364      8,068,055
                                                        ===========    ===========
                Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term obligations               757,978        730,239
     Accounts payable                                     1,756,630      1,371,869
     Accrued liabilities                                    975,620      1,073,376
                                                        -----------    -----------
                   Total current liabilities              3,490,228      3,175,484

Long-term obligations                                     1,091,663      1,337,190
Deferred rent                                               133,559        156,036
Minority interest in a subsidiary                            21,638         57,730
                                                        -----------    -----------

                   Total liabilities                      4,737,088      4,726,440
                                                        -----------    -----------

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares
        authorized; 15,317,454 shares issued                153,175        153,175
     Additional paid-in capital                           5,542,152      5,542,152
     Retained deficit                                    (2,166,716)    (1,335,377)
                                                        -----------    -----------

                                                          3,528,611      4,359,950

     Treasury stock, 3,159,245 common shares, at cost    (1,018,335)    (1,018,335)
                                                        -----------    -----------

                   Total shareholders' equity             2,510,276      3,341,615

Commitments and contingencies
                                                        -----------    -----------
                                                        $ 7,247,364      8,068,055
                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

          Three months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)


                                                           September 27,  September 28,
                                                               1997           1996
                                                               ----           ----
Net sales                                                  $ 3,808,512      3,888,049
                                                           -----------    -----------

Costs and expenses:
     Cost of sales                                           2,347,920      2,479,044
     Selling, general and administrative expenses            1,935,043      1,878,736
     Depreciation and amortization                              67,339         75,663
                                                           -----------    -----------
                                                             4,350,302      4,433,443


        Loss from operations                                  (541,790)      (545,394)
                                                           -----------    -----------

Other (expense) income:
     Interest expense                                          (43,615)       (18,318)
     Interest income                                            39,265         37,051
                                                           -----------    -----------

                                                                (4,350)        18,733
                                                           -----------    -----------

        Loss before reorganization costs, income
           taxes and minority interest                        (546,140)      (526,661)

Reorganization costs:
     Professional fees                                            --          (97,538)
                                                           -----------    -----------

        Loss before income taxes and minority
           interest
                                                              (546,140)      (624,199)

Provision for income taxes                                        --             --
                                                           -----------    -----------

        Loss before minority interest                         (546,140)      (624,199)
                                                           -----------    -----------
Minority interest in net loss of consolidated subsidiary       (21,496)       (73,035)
                                                           -----------    -----------

        Net loss                                              (524,644)      (551,164)

Retained deficit, beginning of period                       (1,642,072)      (721,604)
                                                           -----------    -----------

Retained deficit, end of period                            $(2,166,716)    (1,272,768)
                                                           ===========    ===========

           Net loss per common share                       $      (.04)          (.05)
                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

           Six months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)


                                                           September 27,  September 28,
                                                               1997           1996
                                                               ----           ----
Net sales                                                  $ 7,932,863      8,193,870
                                                           -----------    -----------

Costs and expenses:
     Cost of sales                                           4,901,010      5,303,196
     Selling, general and administrative expenses            3,694,507      3,835,530
     Depreciation and amortization                             133,992        154,477
                                                           -----------    -----------
                                                             8,729,509      9,293,203


        Loss from operations                                  (796,646)    (1,099,333)
                                                           -----------    -----------

Other (expense) income:
     Interest expense                                          (89,392)       (36,931)
     Interest income                                            62,607         90,210
                                                           -----------    -----------

                                                               (26,785)        53,279
                                                           -----------    -----------

        Loss before reorganization costs, income
            taxes and minority interest                       (823,431)    (1,046,054)

Reorganization costs:
     Professional fees                                         (44,000)      (195,076)
                                                           -----------    -----------

        Loss before income taxes and minority interest
                                                              (867,431)    (1,241,130)

Provision for income taxes                                        --             --
                                                           -----------    -----------

        Loss before minority interest                         (867,431)    (1,241,130)

Minority interest in net loss of consolidated subsidiary       (36,092)      (141,953)
                                                           -----------    -----------

        Net loss                                              (831,339)    (1,099,177)

Retained deficit, beginning of period                       (1,335,377)      (173,591)
                                                           -----------    -----------

Retained deficit, end of period                            $(2,166,716)    (1,272,768)
                                                           ===========    ===========

           Net loss per common share                       $      (.07)          (.09)
                                                           ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

           Six months ended September 27, 1997 and September 28, 1996
                                   (Unaudited)

                                                                                   September 27,   September 28,
                                                                                        1997           1996
                                                                                        ----           ----
Cash flows from operating activities:
     Net loss                                                                      $  (831,339)    (1,099,177)
                                                                                   -----------    -----------

     Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                               133,992        154,477
           Deferred rent                                                               (22,477)        (8,673)
           Minority interest in net loss of consolidated subsidiary
                                                                                       (36,092)      (141,953)
           Change in assets and liabilities  affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                         42,439      1,530,515
                    Prepaid expenses and other current assets                           62,956       (334,744)
                    Other assets                                                        (6,277)        14,666
                    Refundable income taxes                                               --             (702)
                  Increase (decrease) in:
                    Accounts payable                                                   384,761        555,463
                    Accrued liabilities                                                (97,756)       236,011
                    Liabilities subject to compromise                                     --       (1,693,812)
                                                                                   -----------    -----------

                        Net cash used in operating activities                         (369,793)      (787,929)
                                                                                   -----------    -----------
Cash flows from investing activities:
     Purchase of property and equipment                                                (31,305)       (31,546)
     Repayment of due from officers/shareholders                                        16,363         19,124
     Purchase of marketable investment securities                                   (1,417,365)          --
     Sales of marketable investment securities                                         145,023      1,176,627
                                                                                   -----------    -----------

                        Net cash (used in) provided by investing activities
                                                                                    (1,287,284)     1,164,205
                                                                                   -----------    -----------
Cash flows from investing activities:
     Repayment of long-term debt                                                      (217,788)       (67,799)
                                                                                   -----------    -----------

                        Net cash used in financing activities                         (217,788)       (67,799)
                                                                                   -----------    -----------

                        Net (decrease) increase in cash and cash
                            equivalents                                             (1,874,865)       308,477

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                            September 27,  September 28,
                                                                 1997          1996
                                                                 ----          ----
                                                             (Unaudited)

Cash and cash equivalents, beginning of period                3,130,516     3,258,061
                                                            -----------   -----------

Cash and cash equivalents, end of period                    $ 1,255,651     3,566,538
                                                            ===========   ===========

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest            $    38,811        36,931
                                                            ===========   ===========



Supplemental schedule of non-cash operating
    and investing activities relating to
     the reorganization:

     Liabilities subject to compromise March 30, 1996                     $ 5,671,434

           Less:  Inventory returns for credit                             (1,693,812)
                                                                          -----------

     Liabilities subject to compromise September 28, 1996                 $ 3,977,622
                                                                          ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                    September 27, 1997 and September 28, 1996
                                   (Unaudited)




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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (93.5 percent of the outstanding stock of which was owned by the Parent, as of September 27, 1997). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 29, 1997.

     The results of operations for the six months ended September 27, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 21 percent of the Company's sales have occurred in the second fiscal quarter.

     Certain reclassifications have been made to the (unaudited) September 28, 1996 quarterly consolidated financial information to conform to the presentation used in the (unaudited) September 27, 1997 consolidated financial information.

(2)  Reorganization and Emergence From Chapter 11

     On  January  16,  1996  (the  "Petition   Date"),   Peaches   Entertainment
     Corporation commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All of the allowed claims were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002.

(3)  Net Loss Per Common Share

     Net loss per common share was computed by dividing net loss by the weighted average number of total common shares outstanding during the periods.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


(4)  Marketable Securities

     The Company's debt and equity securities are considered available-for-sale at September 27, 1997. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest income.

(5)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the six-month period ended September 27, 1997, there was no (benefit) provision for income taxes as the Company had net operating loss carryforwards for federal income tax purposes.

(6)  New Accounting Pronouncement

     In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to International EPS Standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended December 27, 1997.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES



Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Six Months Ended September 27, 1997, Compared to the Six Months ended September 28, 1996.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of this filing or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

Results of Operations

Net sales for the six months ended September 27, 1997 (such six month period is hereafter referred to as "1997") decreased by approximately 3.2 percent compared to the six months ended September 28, 1996 (such six month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (3.2 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.7 percent in 1996 to 61.8 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 4.1 percent compared to 1996. Such decrease is attributable to a decrease in comparable store expenses (4.9 percent), offset by an increase in corporate overhead (0.8 percent). SG&A expenses as a percentage of net sales increased from 48.3 percent in 1996 to 48.7 percent in 1997 due to the fixed nature of certain expenses and the decrease in net sales offset by the aforementioned items.

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


The Company incurred a net loss of approximately $831,000 in 1997 versus a net loss of approximately $1,099,000 in 1996. The significant reduction in net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

Liquidity and Capital Resources

The Company had working capital of $2,151,650 at September 27, 1997 compared to working capital of $3,174,312 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.6 to 1 at September 27, 1997 compared to a current ratio of 2.0 to 1 at March 29, 1997.

At September 27, 1997, the Company had long-term obligations of $1,091,663. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 to the (Confirmation of Amended Plan of Reorganization and Liquidity) included in the Company's annual report on Form 10-K for the year ended March 29, 1997 consolidated financial statements.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. The Company will begin disclosing EPS in accordance with Statement 128 beginning with the quarter ended December 27, 1997.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

          A Report on Form 8-K dated November 12, 1997 was filed on or about such date to report on the timing of this filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    URT INDUSTRIES, INC.
                                    Registrant


Date: 12/3/97                       /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date: 12/3/97                       /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)