Form 10-Q
period 1997-12-27
URT INDUSTRIES INC
filed 1998-02-27
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended December 27, 1997                   Commission File No. 0-6882


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



At December 27, 1997, there were outstanding:


10,857,068  shares of Class A common stock
 1,301,141  shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

          Condensed  Consolidated  Balance  Sheets-December 27, 1997
               (Unaudited) and March  29, 1997                                3

          Condensed  Consolidated  Statements  of  Operations  and
               Retained  Deficit-Three Months Ended December 27, 1997
               and December 28, 1996 (Unaudited)                              4

          Condensed  Consolidated  Statements  of  Operations  and
               Retained  Deficit-Nine Months Ended December 27, 1997
               and December 28, 1996 (Unaudited)                              5

          Condensed  Consolidated  Statements of Cash Flows-Nine Months
               Ended December 27, 1997 and December 28, 1996 (Unaudited)      6

          Notes to Condensed Consolidated Financial Statements                7

  Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                               12

SIGNATURES                                                                   13

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                      December 27, 1997 and March 29, 1997

                              Assets                    December 27,      March 29,
                              ------                        1997            1997
                                                            ----            ----
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                          $ 2,233,147      3,130,516
     Marketable investment securities                     1,117,511           --
     Inventories                                          2,762,829      2,855,494
     Current portion due from officers/shareholders          30,832         30,832
     Prepaid expenses and other current assets              318,580        332,954
                                                        -----------    -----------

                   Total current assets                   6,462,899      6,349,796

Property and equipment, net                               1,319,482      1,459,084
Due from officers/shareholders                               53,093         77,885
Other assets                                                267,037        181,290
                                                        -----------    -----------

                                                        $ 8,102,511      8,068,055
                                                        ===========    ===========
                Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term obligations               758,510        730,239
     Accounts payable                                     2,419,098      1,371,869
     Accrued liabilities                                  1,197,122      1,073,376
                                                        -----------    -----------
                   Total current liabilities              4,374,730      3,175,484

Long-term obligations                                       982,061      1,337,190
Deferred rent                                                68,545        156,036
Minority interest in a subsidiary                            38,276         57,730
                                                        -----------    -----------

                   Total liabilities                      5,463,612      4,726,440
                                                        -----------    -----------

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares
        authorized;  15,317,454 shares issued               153,175        153,175
     Additional paid-in capital                           5,542,152      5,542,152
     Retained deficit                                    (2,038,093)    (1,335,377)
                                                        -----------    -----------

                                                          3,657,234      4,359,950

     Treasury stock, 3,159,245 common shares, at cost    (1,018,335)    (1,018,335)
                                                        -----------    -----------

                   Total shareholders' equity             2,638,899      3,341,615

Commitments and contingencies
                                                        -----------    -----------
                                                        $ 8,102,511      8,068,055
                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

           Three months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)


                                                                    December 27,   December 28,
                                                                        1997           1996
                                                                        ----           ----

Net sales                                                           $ 5,116,742      5,360,117
                                                                    -----------    -----------

Costs and expenses:
     Cost of sales                                                    3,156,675      3,368,983
     Selling, general and administrative                              1,725,403      2,003,456
     Depreciation and amortization                                       66,996         68,520
                                                                    -----------    -----------

                                                                      4,949,074      5,440,959

        Income (loss) from operations                                   167,668        (80,842)
                                                                    -----------    -----------

Other (charges) credits:
     Interest expense                                                   (41,200)       (17,908)
     Interest income                                                     18,793        145,940
                                                                    -----------    -----------

                                                                        (22,407)       128,032
                                                                    -----------    -----------

        Income before reorganization costs, income taxes and
           minority interest                                            145,261         47,190

Reorganization costs:
     Professional fees                                                     --         (107,722)
                                                                    -----------    -----------

        Income (loss) before income taxes and minority interest         145,261        (60,532)

Provision for income taxes                                                 --             --
                                                                    -----------    -----------
        Income (loss) before minority interest                          145,261        (60,532)

Minority interest in net income (loss) of consolidated subsidiary        16,638         (5,887)
                                                                    -----------    -----------

        Net income (loss)                                               128,623        (54,645)

Retained deficit, beginning of period                                (2,166,716)    (1,272,768)
                                                                    -----------    -----------

Retained deficit, end of period                                     $(2,038,093)    (1,327,413)
                                                                    ===========    ===========

Basic and diluted earnings per share (note 3)                       $       .01           (.01)
                                                                    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

            Nine months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)


                                                             December 27,    December 28,
                                                                 1997            1996
                                                                 ----            ----
Net sales                                                    $ 13,049,605      13,553,987
                                                             ------------    ------------

Costs and expenses:
     Cost of sales                                              8,057,685       8,672,179
     Selling, general and administrative                        5,419,910       5,838,986
     Depreciation and amortization                                200,988         222,997
                                                             ------------    ------------

                                                               13,678,583      14,734,162
                                                             ------------    ------------
        Loss from operations                                     (628,978)     (1,180,175)
                                                             ------------    ------------

Other (charges) credits:
     Interest expense                                            (130,592)        (54,839)
     Interest income                                               81,400         236,150
                                                             ------------    ------------

                                                                  (49,192)        181,311
                                                             ------------    ------------

        Loss before reorganization costs, income taxes and
           minority interest                                     (678,170)       (998,864)

Reorganization costs:
     Professional fees                                            (44,000)       (302,798)
                                                             ------------    ------------

        Loss before income taxes and minority interest           (722,170)     (1,301,662)

Provision for income taxes                                           --              --
                                                             ------------    ------------
        Loss before minority interest                            (722,170)     (1,301,662)

Minority interest in net loss of consolidated subsidiary          (19,454)       (147,840)
                                                             ------------    ------------

        Net loss                                                 (702,716)     (1,153,822)

Retained deficit, beginning of period                          (1,335,377)       (173,591)
                                                             ------------    ------------

Retained deficit, end of period                              $ (2,038,093)     (1,327,413)
                                                             ============    ============

Basic and diluted earnings per share (note 3)                $       (.06)           (.09)
                                                             ============    ============


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

            Nine months ended December 27, 1997 and December 28, 1996
                                   (Unaudited)


                                                                                   December 27,   December 28,
                                                                                       1997          1996
                                                                                       ----          ----
Cash flows from operating activities:
     Net loss                                                                      $  (702,716)    (1,153,822)
                                                                                   -----------    -----------
     Adjustments to reconcile net loss to net cash provided by operating activities:
           Depreciation and amortization                                               200,988        222,997
           Deferred rent                                                               (87,492)       (15,558)
           Minority interest in net loss of subsidiary                                 (19,454)      (147,840)
           Changes in assets and liabilities affecting cash flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                                         92,665         46,078
                    Prepaid expenses and other current assets                           14,374        105,270
                    Other assets                                                       (85,747)        16,149
                  Increase (decrease) in:
                    Accounts payable                                                 1,047,229        806,435
                    Accrued liabilities                                                123,746        420,864
                                                                                   -----------    -----------

                        Net cash provided by operating activities                      583,593        300,573
                                                                                   -----------    -----------

Cash flows from investing activities:
     Purchase of property and equipment                                                (61,385)       (31,546)
     Repayment of due from officers/shareholders                                        24,792         26,907
     Purchase of marketable investment securities                                   (2,624,267)          --
     Sales of marketable investment securities                                       1,506,756      1,761,336
                                                                                   -----------    -----------

                        Net cash (used in) provided by investing
                            activities                                              (1,154,104)     1,756,697
                                                                                   -----------    -----------

Cash flows from financing activities:
     Repayment of long-term obligations                                               (326,858)      (100,210)
                                                                                   -----------    -----------

                        Net cash used in financing activities                         (326,858)      (100,210)
                                                                                   -----------    -----------

                        Net (decrease) increase in cash and cash
                            equivalents                                               (897,369)     1,957,060

Cash and cash equivalents, beginning of period                                       3,130,516      3,258,061
                                                                                   -----------    -----------

Cash and cash equivalents, ending of period                                        $ 2,233,147      5,215,121
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for interest                                      $   115,722         54,839
                                                                                   ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     December 27, 1997 and December 28, 1996

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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (93.5 percent of the outstanding stock of which was owned by the Parent, as of December 27, 1997). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the consolidated financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 29, 1997.

     The results of operations for the nine months ended December 27, 1997, are not necessarily indicative of the operating results to be expected for the year ending March 28, 1998. The Company's business is seasonal. Historically, approximately 30 percent of the Company's sales have occurred in the third fiscal quarter.

     Certain reclassifications have been made to the (unaudited) December 28, 1996 quarterly consolidated financial information to conform to the presentation used in the (unaudited) December 27, 1997 quarterly consolidated financial information.

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

(3)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements


     standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement. Basic and diluted earnings per share have been computed by dividing net income (loss) by the weighted average number of shares outstanding during the period. The two-class method of computing earnings per share was not utilized as both classes of the Company's common stock are identical, except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. Accordingly, earnings per share is identified for each class of stock.

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net income (loss) for the three and nine month periods ended December 27, 1997 and December 28, 1996, respectively.

     Basic and diluted earnings per share were calculated as follows:

                                       Three months ended                    Nine months ended
                                  -----------------------------       -----------------------------
                                   December 27,    December 28,        December 27,    December 28,
                                       1997            1996                1997            1996
Basic:
     Net income (loss)            $     128,623         (54,645)           (702,716)    (1,153,822)
                                  =============   =============       =============    ===========

     Weighted average shares         12,158,209      12,158,209          12,158,209     12,158,209
                                  =============   =============       =============    ===========

     Basic earnings per share     $         .01            (.01)               (.06)          (.09)
                                  =============   =============       =============    ===========

Diluted:
     Net income (loss)            $     128,623         (54,645)           (702,716)    (1,153,822)
                                  =============   =============       =============    ===========

     Weighted average shares         12,158,209      12,158,209          12,158,209     12,158,209
                                  =============   =============       =============    ===========

     Diluted earnings per share   $         .01            (.01)               (.06)          (.09)
                                  =============   =============       =============    ===========


(4)  Marketable Securities

     The Company's debt and equity securities are considered available-for-sale at December 27, 1997. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest income.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements



(5)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, "Accounting for Income Taxes." The Company files a consolidated tax return with its subsidiaries. For the nine-month period ended December 27, 1997, there was no (benefit) provision for income taxes as the Company had net operating loss carryforwards for federal income tax purposes.

(6)  Year 2000 Impact

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, if such modifications and conversions are not possible or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

     In addition, the Company is assessing the status of its suppliers' resolution of their potential Year 2000 problems, and what impact, if any, it will have on the Companies' ongoing results of operations.

(7)  Subsequent Event

     In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open either late in the Company's fourth quarter ending March 28, 1998 or early first quarter of the next fiscal year.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES




Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Nine Months Ended December 27, 1997, Compared to the Nine Months ended December 28, 1996.

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

Results of Operations

Net sales for the nine months ended December 27, 1997 (such nine month period is hereafter referred to as "1997") decreased by approximately 3.7 percent compared to the nine months ended December 28, 1996 (such nine month period is hereafter referred to as "1996"). Such decrease is attributed to a decrease in comparable store sales (1.8 percent), and a decrease due to a store closing during the Company's third quarter of 1997 (1.9 percent).

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 64.0 percent in 1996 to 61.7 percent in 1997 primarily due to the fact that the Company began to receive discounts associated with normal trade terms throughout 1997, increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative (SG&A) expenses in 1997 decreased by 7.2 percent compared to 1996. Such decrease is attributable to a decrease in comparable store expenses (5.5 percent), and a decrease due to a store closing during the Company's third quarter of 1997 (1.8 percent). SG&A expenses as a percentage of net sales decreased from 43.1 percent in 1996 to 41.5 percent in 1997 due to overhead reductions.

Recently, Peaches primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps include not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned above, have helped the Company to restore itself to a more competitive position. Other factors which, in management's opinion, which have helped the Company to restore itself to a more competitive position are the closing of the six unprofitable stores which were closed during 1996, the closing of the former headquarters and warehouse, the termination of other unprofitable business arrangements and concentration on advantages which Peaches has over certain of its competitors, including large inventory, convenient store locations and a high level of customer service, which includes the ability of the customer to sample virtually all music before purchasing and an extremely efficient special order program.

The Company incurred a net loss of approximately $703,000 in 1997 versus a net loss of approximately $1,154,000 in 1996. The reduction in net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES



Liquidity and Capital Resources

The Company had working capital of $2,088,169 at December 27, 1997 compared to working capital of $3,174,312 at March 29, 1997 and a current ratio (the ratio of total current assets to total current liabilities) of 1.5 to 1 at December 27, 1997 compared to a current ratio of 2.0 to 1 at March 29, 1997. At December 27, 1997, the Company had long-term obligations of $982,061. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

For a discussion of recent developments and uncertainties affecting the Company's liquidity and capital resources, see notes 2 and 3 (Confirmation of Amended Plan of Reorganization and Liquidity) to the financial statements which are included in the Company's annual report on Form 10-K for the year ended March 29, 1997.

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, if such modifications and conversions are not possible or are not completed timely, the Year 2000 Issue could have a material impact on the operations of the Company.

In addition, the Company is assessing the status of its suppliers' resolution of their potential Year 2000 problems, and what impact, if any, it will have on the Companies' ongoing results of operations.

In February 1997, the FASB issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share," and makes them comparable to international EPS standards. In December 1997, the Company adopted the provisions of Statement 128. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open either late in the Company's fourth quarter ending March 28, 1998 or early first quarter of the next fiscal year. The Company will use mostly cash generated from operations and partial bank financing to build the new store.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

               The Company filed a Report on Form 8-K on or about February 10, 1998 and an additional Report on Form 8-K on or about November 12, 1997 for the purpose of reporting a filing delay with respect to this Form 10-Q and a prior Form 10-Q.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   URT INDUSTRIES, INC.
                                   Registrant


Date: 2/27/98                      /s/ Allan Wolk
      -------------------          --------------------------------------------
                                   Allan Wolk, Chairman of the Board, President
                                   (Principal Executive Officer)


Date: 2/27/98                      /s/ Jason Wolk
      -------------------          --------------------------------------------
                                   Jason Wolk, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)