Form 10-K
period 1998-03-28
URT INDUSTRIES INC
filed 1998-07-13
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended March 28, 1998              Commission File No. 0-6882


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

                          YES  _X_          NO  ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.


                          YES  ___          NO  _X_


The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 1998, approximately $345,000.

     As of June 1, 1998, the registrant's transfer agent reported as issued and outstanding:

                    10,857,068 Shares of Class A Common Stock
                     1,348,141 Shares of Class B Common Stock

                                     PART I

Item 1.  BUSINESS

     URT Industries, Inc. ("URT" or the "Company"), a Florida corporation, began business in 1967. Since 1981, it has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT owns approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock. The remaining approximately 6% of PEC's common stock is owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches" stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ending with the fiscal year ended March 28, 1998 (the "1998 fiscal year"):

                                     1998     1997     1996     1995      1994
                                     ----     ----     ----     ----     -----

Number of stores:
At beginning of period                13       13       19       20       21

Opened during period                   0        0        0        1        0

Closed during period                  (1)      (0)      (6)      (2)      (1)
                                     ---      ---      ---      ---      ---


At end of period                      12       13       13       19       20

     Subsequent to the conclusion of the 1998 fiscal year, PEC opened a new store in Orlando, Florida, thus bringing to thirteen the total number of "Peaches" stores which are in operation, as of the date of this filing. Such thirteen stores are located in the following four states: Florida (seven stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 6,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

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

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance, except for PEC's mall-type store . They have distinct, wood panelled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for re-orders of merchandise and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. Certain other matters, including pricing, relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1998 fiscal year, PEC purchased merchandise from approximately 60 suppliers, among whom the principal ones were BMG, EMI, PGD, SONY, Universal and WEA. Approximately 69% of the merchandise purchased during the 1998 fiscal year came from such six principal suppliers. Seagram Co., Ltd, the owner of Universal, has recently announced the possible purchase of PGD. This possible action would bring the number of principal suppliers from six to five. It is unknown what impact, if any, this acquisition would have on the ongoing results of operations of PEC.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at any given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its six principal suppliers may have a materially adverse effect on PEC's results of operations.

     Merchandise is delivered directly by suppliers to the stores. The usual terms received by PEC from suppliers provide for payment to be made within 60 days from the end of the month in which a net purchase was made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Under current industry practice, PEC is able to return merchandise, without limitation, to all suppliers, who charge a penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Such return policies do not have a materially adverse effect on PEC's business.

     For a period of time after PEC's voluntary petition for relief under Chapter 11 of the United States Bankruptcy Code, on January 16, 1996, PEC was not able to obtain delivery from most of its principal suppliers of merchandise, and was not able to return merchandise in accordance with the return policies described above. This resulted in higher inventory costs and lower gross profits for PEC. However, shortly after confirmation of PEC's Amended Plan of Reorganization (the "Plan of Reorganization") by the U.S. Bankruptcy Court on January 17, 1997, and the effective date of such Plan of Reorganization on February 19, 1997 (the "Effective Date"), arrangements were made with all of PEC's principal suppliers and most of its other suppliers such that the terms with respect to payment for merchandise and the return of unused merchandise for credit have been the same or similar to the terms which were in effect prior to such proceeding (the "Chapter 11 proceeding"). For more information concerning the Chapter 11 proceeding, see "LEGAL PROCEEDINGS" and "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 1998 fiscal year, sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 30% of total sales; and sales between January and March were approximately 24% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail stores and department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and superbookstores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of actions taken to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1998 fiscal year, URT and PEC (hereinafter, collectively, the

"URT Companies") had approximately 240 employees. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been good and there have been no work stoppages.

Intercorporate Agreements

     There are three agreements in place pertaining to the management of PEC. Two of such agreements are between URT and PEC and the third is between URT and Allan Wolk, URT's Chairman, President and Chief Executive Officer. Pursuant to such agreements, the following arrangements are in effect: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below; the amount so paid by PEC to Mr. Wolk pursuant to such arrangement shall be credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them; and URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary so payable by PEC to Mr. Wolk pursuant to such arrangements is $500,000 per annum, except that such amount has been reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $300,000 per annum, effective January 1, 1998 and continuing until March 28, 1998.

     As a result of the above-described arrangements, the portion of Allan Wolk's total salary from the URT Companies which was assumed by PEC was reduced from $491,667 during the fiscal year ended March 29, 1997 (the "1997 fiscal year") to $375,000 during the 1998 fiscal year.

     During both the 1998 and 1997 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.

Item 2. PROPERTIES

     The headquarters for URT and PEC (the "URT Companies") are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

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

Item 3. LEGAL PROCEEDINGS

     The 1998 fiscal year was PEC's first full year of operations subsequent to the confirmation and Effective Date of the Plan of Reorganization. A portion of the amounts allowed to creditors pursuant to the Plan of Reorganization were paid within 60 days of the Effective Date. The additional allowed amounts owed pursuant to the Plan of Reorganization are described more fully below:

     (a) PEC's seven principal suppliers (whose allowed claims total approximately $4,372,000) were entitled to 100% of their allowed claims as follows: payment and inventory returns equal to approximately 70% of their allowed claims (80% in the case of one such supplier) within approximately 60 days after the Effective Date; and the balance of the payments to such seven principal suppliers (originally approximately $1,284,000) with interest over a period of 24 months commencing in March, 1997. Such debt has been reduced to the sum of $615,115, as of the end of the 1998 fiscal year. The remaining sum so due to such suppliers is secured by a perfected first lien and security interest in the inventory originally distributed by such suppliers or which is otherwise in the possession of and owned by PEC.

     (b) PEC's sole secured creditor, the holder of the first mortgage with respect to the store property owned by PEC in Mobile, Alabama, whose allowed claim was approximately $466,000, is entitled to 100% of such amount, with interest, in accordance with the amortization schedule previously in effect, except that the balloon payment on such mortgage which would otherwise have been due in September, 1997 has been extended to September, 2002.

     (c) The priority tax claim of the Florida Department of Revenue in the original amount of approximately $118,000 has been payable with interest over a period of two years commencing 30 days from the Effective Date.

     PEC has made all payments, when due, of those amounts already required to be paid under its Plan of Reorganization.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

     URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                            Bid Prices        Asked Prices
                                            ----------        ------------
                                            High    Low       High     Low
                                            ----    ---       ----     ---

1996

        Quarter ended March 31,             .08    1/32       .20     .11
        Quarter ended June 30,              .08     .07       .11     .10
        Quarter ended Sept. 30,             .07     .07       .10     .09
        Quarter ended Dec. 31,              .07     .03       .09     .06

1997

        Quarter ended March 31,             .04     .03       .05     .05
        Quarter ended June 30,              .04     .03       .06     .05
        Quarter ended September 30          .03     .03       .05     .05
        Quarter ended December 31,          .03     .03       .05     .05

1998

        Quarter ended March 31,             .03     .03       .05     .05
        Quarter through June 1,             .03     .03       .05     .05

     The following table sets forth the closing high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                           Bid Prices        Asked Prices
                                           ----------        ------------
                                           High    Low       High     Low
                                           ----    ---       ----     ---

1996

        Quarter ended March 31,            1/8    1/16        1/4   3/16
        Quarter ended June 30,             .125   .05         .25   .12
        Quarter ended Sept. 30,            .05    .05         .12   .12
        Quarter ended Dec. 31,             .05    .05         .12   .12

1997

        Quarter ended March 31,            .03   .03          .12   .12
        Quarter ended June 30,             .035  .025         .12   .12
        Quarter ended Sept. 30,            .025  .025         .12   .12
        Quarter ended Dec. 31,             .025  .025         .12   .12


1998

        Quarter ended March 31,            .025  .025         .12   .12
        Quarter through June 1,            .025  .025         .12   .12

     The above over-the-counter quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

Dividends

     There has not been any payment of dividends during the two most recently completed fiscal years or between such period and the date of this report. Payment of dividends in the future will depend on URT's earnings and needs.

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of URT's equity securities as of June 1, 1998, based on information supplied by URT's transfer agent:

                                                              Number of Record
                Title of Class                                    Holders
                --------------                                    -------

                Class A Common Stock, $.01 par value               4,722

                Class B Common Stock, $.01 par value               1,170

Item 6. SELECTED FINANCIAL DATA

        The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                         March 28,        March 29,       March 30,       April 1,        April 2,
                                                           1998             1997            1996            1995            1994
                                                           ----             ----            ----            ----            ----
Operating statement data:
     Net sales                                         $ 17,077,501      18,109,119      23,626,489      31,960,986      36,303,498

     Net loss                                              (874,862)     (1,161,786)     (2,161,535)     (1,759,085)       (153,053)

     Basic and diluted earnings per share (1)                  (.07)           (.09)           (.17)          (0.14)          (0.01)

     Weighted average number of common shares
        outstanding (1)                                  12,158,209      12,637,634      12,637,634      12,674,448      12,695,136

Balance sheet data:
     Working capital excluding liabilities
        subject to compromise in 1996                     1,531,303       3,174,312       9,188,083       5,168,136       6,651,083

     Total assets                                         6,783,328       8,068,055      12,788,918      14,647,795      16,805,328

     Current portion of long-term obligations               732,319         730,239         124,774         110,028         131,173

     Long-term obligations                                  578,127       1,337,190         810,367         929,654         705,109

     Liabilities subject to compromise                         --              --         5,671,434            --              --

     Shareholders' equity                                 2,466,753       3,341,615       4,503,401       6,702,841       8,507,621

Store data:
     Weighted average square feet of selling space
                                                             84,512          88,012          88,012         130,157         137,145

     Weighted average sales per square foot of
        selling space                                  $        202             206             268             246             265

     Number of stores open at end of period                      12              13              13              19              20

There were no cash dividends declared for common stock in any of the periods presented.

(1) In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128 which requires the disclosure of basic earnings per share and diluted earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From time to time, URT's management may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe", "anticipate", "estimate", "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. These risks include, but are not limited to: changes in the competitive environment for the Company's products, including the entry or exit of non-traditional retailers of the Company's products to or from its markets; the release by the music industry of an increased or decreased number of "hit releases"; general economic factors in markets where the Company's products are sold; and other factors discussed in this filing and the Company's other filings. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

The results of operations discussed herein are those of the URT Companies on a consolidated basis. As a result, references in this Section to the "Company" include both URT and PEC.

Results of Operations

FISCAL YEAR ENDED MARCH 28, 1998 ("1998") COMPARED TO FISCAL YEAR ENDED MARCH 29, 1997 ("1997")

Net sales for 1998 decreased by 5.7% compared to 1997. Such decrease is attributed to a 3.2% decrease in comparable store sales, and a 2.5% decrease in sales due to one store that closed in 1998.

The cost of sales for 1998 was lower than that for 1997 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 63.2% in 1997 to 61.4% in 1998 due principally to the fact that during the first quarter of 1998 the Company began to receive discounts associated with normal trade terms as a result of the conclusion of the Chapter 11 proceeding. Such decrease is also attributed to increases in other purchase discounts and an increase in certain retail selling prices.

Selling, general and administrative expenses, including depreciation and amortization ("SG&A") in 1998 decreased by 9.0% compared to 1997. Such decrease is attributed to a decrease in corporate overhead (6.9%) and a decrease due to the closing of one of the Company's stores (2.3%), offset by an increase in comparable store expenses (0.2%). SG&A expenses, as a percentage of net sales, decreased from 45.3% in 1997 to 43.7% in 1998 due to such overhead reductions.

The Company incurred a net loss of approximately $875,000 in 1998 versus a net loss of approximately $1,163,000 in 1997. The reduction of net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

The Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, have helped the Company to restore itself to a more competitive position. Other factors which have had a positive effect on the Company's performance are the increase in gross profit percentage and reduction of expenses. Also, PEC's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

FISCAL YEAR ENDED MARCH 29, 1997 ("1997") COMPARED TO FISCAL YEAR ENDED MARCH 30, 1996 ("1996")

Net sales for 1997 decreased 23.4% compared to 1996. 13.3% of such decrease is attributed to the fact that 1996 included sales for stores that had been open during 1996 and were closed during or near the end of 1996. The balance of such decrease (10.1%) is attributed to comparable store sales.

The cost of sales for 1997 was lower than that for 1996 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 64.8% in 1996 to 63.2% in 1997 due to increased purchase discounts in 1997 and the fact that 1996 reflected the effects of buying a portion of PEC's inventory during the Chapter 11 proceeding from alternate sources with higher prices.

SG&A expenses in 1997 decreased 21.3% compared to 1996. Such decrease is attributed to a decrease in store operating expenses of stores that had been open during 1996, but were closed during or near the end of 1996 (13.9%), a decrease in corporate overhead (1.9%), and a decrease in comparable store expenses (5.5%). SG&A expenses, as a percentage of net sales, increased from 43.7% in 1996 to 45.3% in 1997 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

The Company incurred a net loss of approximately $1,163,000 in 1997 versus a net loss of approximately $2,162,000 in 1996. The significant reduction of net loss is attributed to the success of the Chapter 11 proceeding. However, such success was offset by professional fees and lost gross profits as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 proceeding until approximately the first quarter of 1998, at which time the Company's primary suppliers provided terms with respect to purchases and returns that were the same as those in place prior to the Petition Date. Also, further overhead reductions were not evident until 1998.

FISCAL YEAR ENDED MARCH 30, 1996 ("1996") COMPARED TO FISCAL YEAR ENDED APRIL 1, 1995 ("1995")

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

During the last few years, non-traditional music retailers such as appliance retailers and super bookstores have begun to sell prerecorded music and video products. They have adopted policies of selling music product at near or below wholesale cost as a means of attracting customers to sell other products. PEC continued to suffer the effect of such competition during 1996 and, as a result, filed its voluntary petition for relief under Chapter 11 of the Bankruptcy Code in the early part of the last quarter of 1996.

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

SG&A expenses in 1996 decreased 18.4% compared to 1995. Such decrease is attributed to a decrease in store operating expenses of stores that opened or closed during 1996 versus 1995 (13.6%) and a decrease in corporate overhead (5.2%), offset by an increase in comparable store expenses (0.3%). SG&A expenses, as a percentage of net sales, increased from 39.6% in 1995 to 43.7% in 1996 due to the fixed nature of certain expenses and the decrease in net sales in addition to the aforementioned items.

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

Liquidity and Capital Resources

The Company had working capital of $1,531,303 at March 28, 1998 compared to working capital of $3,174,312 at March 29, 1997. The Company had a current ratio (the ratio of total current assets to total current liabilities) of 1.42 to 1 at March 28, 1998, compared to a current ratio of 2.0 to 1 at March 29, 1997.

At March 28, 1998, the Company had long-term obligations of $578,127, compared to long-term obligations of $1,337,190 at March 29, 1987. Management anticipates that the Company's ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

For a discussion of URT's guaranty of certain PEC obligations to creditors in connection with the Chapter 11 proceeding, and for a discussion of URT's agreement with PEC to take any necessary action to see that funds are available to cover any shortfalls up to April 3, 1999, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Management anticipates that cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds to be received from its landlord for the building of the new store which opened during May, 1998. Management anticipates that it would use funds generated from operations, as well as possible financing, for the opening of any additional new stores which it may plan to open during the next few years.

Inflation trends have not had an impact upon revenues because increases in costs have been passed along to customers.

The Company's business is seasonal in nature, with the highest sales and earnings occurring in the third fiscal quarter, which includes the Christmas selling season.

The year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, the Company could be adversely impacted if year 2000 modifications are not properly completed by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("Statement 128"). Statement 128 is effective for financial statements issued for periods ending after December 15, 1997. Statement 128 establishes standards for computing and presenting earnings per share ("EPS"), simplifies the standards previously found in APB No. 15, "Earnings Per Share", and makes them comparable to international EPS Standards. In December, 1997, the Company adopted the provisions of Statement 128. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

In June, 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Management does not anticipate a significant impact of the adoption of Statement 130 on the Company's financial position, results of operations or cash flows.

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. Management does not anticipate a significant impact of the adoption of Statement 131 on the Company's financial position, results of operation or cash flows.

Item 8. FINANCIAL STATEMENTS




                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        March 28, 1998 and March 29, 1997

                   (With Independent Auditors' Report Thereon)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents



Independent Auditors' Report                                                17

Consolidated Financial Statements:
     Consolidated Balance Sheets as of March 28, 1998 and
       March 29, 1997                                                       18
     Consolidated Statements of Operations for each of the
       years in the three-year period ended March 28, 1998                  19
     Consolidated Statements of Shareholders' Equity for each
       of the years in the three-year period ended March 28, 1998           21
     Consolidated Statements of Cash Flows for each of the years
       in the three-year period ended March 28, 1998                        22
     Notes to Consolidated Financial Statements                             24

                          Independent Auditors' Report

Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Hallandale, Florida:

We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and subsidiaries (the "Company") as of March 28, 1998 and March 29, 1997, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended March 28, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and subsidiaries as of March 28, 1998 and March 29, 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended March 28, 1998 in conformity with generally accepted accounting principles.



                                                           KPMG PEAT MARWICK LLP


May 29,  1998

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        March 28, 1998 and March 29, 1997



                                  Assets                 1998           1997
                                  ------                 ----           ----
Current assets:
     Cash and cash equivalents                       $ 1,281,098      3,130,516
     Marketable investment securities                  1,032,740           --
     Inventories                                       2,433,433      2,855,494
     Current portion due from officers/shareholders       45,302         30,832
     Prepaid expenses and other current assets           387,048        332,954
                                                     -----------    -----------
                   Total current assets                5,179,621      6,349,796

Property and equipment, net                            1,364,333      1,459,084
Due from officers/shareholders                            37,722         77,885
Other assets                                             201,652        181,290
                                                     -----------    -----------

                                                     $ 6,783,328      8,068,055
                                                     ===========    ===========

               Liabilities and Shareholders' Equity
               ------------------------------------

Current liabilities:
     Current portion of long-term obligations            732,319        730,239
     Accounts payable                                  2,014,674      1,371,869
     Accrued liabilities                                 901,325      1,073,376
                                                     -----------    -----------
                   Total current liabilities           3,648,318      3,175,484

Long-term obligations                                    578,127      1,337,190
Deferred rent                                             62,834        156,036
Minority interest in a subsidiary                         27,296         57,730
                                                     -----------    -----------

                   Total liabilities                   4,316,575      4,726,440
                                                     ===========    ===========

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares
        authorized; 15,317,454 shares issued             153,175        153,175
     Additional paid-in capital                        5,542,152      5,542,152
     Retained deficit                                 (2,210,239)    (1,335,377)
                                                     -----------    -----------
                                                       3,485,088      4,359,950
     Treasury stock, 3,159,245 common shares at cost  (1,018,335)    (1,018,335)
                                                     -----------    -----------

                   Total shareholders' equity          2,466,753      3,341,615

Commitments and contingencies

                                                     -----------    -----------

                                                     $ 6,783,328      8,068,055
                                                     ===========    ===========

See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Operations

       For each of the years in the three-year period ended March 28, 1998


                                                                  1998            1997            1996
                                                                  ----            ----            ----

Net sales                                                    $ 17,077,501      18,109,119      23,626,489
                                                             ------------    ------------    ------------

Costs and expenses:
     Cost of sales                                             10,501,123      11,453,125      15,316,441
     Selling, general and administrative expenses               7,200,524       7,762,242       9,860,656
     Depreciation and amortization                                274,943         454,047         460,678
     Store closing costs                                             --              --           189,623
                                                             ------------    ------------    ------------

                                                               17,976,590      19,669,414      25,827,398
                                                             ------------    ------------    ------------

           Loss from operations                                  (899,089)     (1,560,295)     (2,200,909)
                                                             ------------    ------------    ------------

Other (expense) income:
     Interest expense                                            (167,085)        (88,345)       (111,451)
     Interest income                                              105,614         155,888         202,845
     Other income                                                  99,264         108,957           5,491
                                                             ------------    ------------    ------------

                                                                   37,793         176,500          96,885
                                                             ------------    ------------    ------------
           Loss before reorganization costs, income taxes,
               minority interest and extraordinary gain          (861,296)     (1,383,795)     (2,104,024)

Reorganization costs:
     Professional fees                                            (44,000)       (379,645)        (88,223)
     Store closing costs                                             --              --          (282,927)
                                                             ------------    ------------    ------------

                                                                  (44,000)       (379,645)       (371,150)
           Loss before income taxes, minority interest and
               extraordinary gain                                (905,296)     (1,763,440)     (2,475,174)

Provision for income taxes                                           --              --              --
                                                             ------------    ------------    ------------

           Loss before minority interest and extraordinary
               gain                                              (905,296)     (1,763,440)     (2,475,174)

Minority interest in net loss of consolidated subsidiary          (30,434)       (115,275)       (313,639)
                                                             ------------    ------------    ------------

           Loss before extraordinary gain                        (874,862)     (1,648,165)     (2,161,535)

Extraordinary gain due to reorganization (note 2)                    --           486,379            --
                                                             ------------    ------------    ------------

           Net loss                                          $   (874,862)     (1,161,786)     (2,161,535)
                                                             ============    ============    ============

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                      1998      1997     1996
                                                      ----      ----     ----

Basic and diluted earnings per common share:
     Loss before extraordinary gain                   $(.07)    (.13)    (.17)
     Extraordinary gain                                --        .04     --
                                                      -----     ----     ----

           Net loss                                   $(.07)    (.09)    (.17)
                                                      =====     ====     ====


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

       For each of the years in the three-year period ended March 28, 1998


                                                    Common stock issued                         Treasury stock
                                        ----------------------------------------   ---------------------------------------
                                                  Shares                                     Shares
                                        --------------------------                 -------------------------
                                         Class "A"      Class "B"       Amount      Class "A"     Class "B"       Amount
                                        -----------    -----------   -----------   -----------   -----------   -----------

Balance, April 1, 1995                   13,764,588      1,552,866   $   153,175     2,541,670       239,583   $  (980,430)

    Treasury stock purchased, at cost          --             --            --         365,850        12,142       (37,905)

    Net loss                                   --             --            --            --            --            --
                                        -----------    -----------   -----------   -----------   -----------   -----------

Balance, March 30, 1996                  13,764,588      1,552,866       153,175     2,907,520       251,725    (1,018,335)

    Net loss                                   --             --            --            --            --            --
                                        -----------    -----------   -----------   -----------   -----------   -----------

Balance, March 29, 1997                  13,764,588      1,552,866       153,175     2,907,520       251,725    (1,018,335)

    Net loss                                   --             --            --            --            --            --
                                        -----------    -----------   -----------   -----------   -----------   -----------



Balance, March 28, 1998                  13,764,588      1,552,866   $   153,175     2,907,520       251,725   $(1,018,335)
                                        ===========    ===========   ===========   ===========   ===========   ===========

                                         Capital      Retained
                                        in excess     earnings
                                          of par      (deficit)        Total
                                       -----------   -----------    -----------

Balance, April 1, 1995                 $ 5,542,152   $ 1,987,944    $ 6,702,841

    Treasury stock purchased, at cost         --            --          (37,905)

    Net loss                                  --      (2,161,535)    (2,161,535)
                                       -----------   -----------    -----------

Balance, March 30, 1996                  5,542,152      (173,591)     4,503,401

    Net loss                                  --      (1,161,786)    (1,161,786)
                                       -----------   -----------    -----------

Balance, March 29, 1997                  5,542,152    (1,335,377)     3,341,615

    Net loss                                  --       (874,862)      (874,862)
                                       -----------   -----------    -----------

Balance, March 28, 1998                $ 5,542,152   $(2,210,239)   $ 2,466,753
                                       ===========   ===========    ===========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended March 28, 1998


                                                                       1998           1997           1996
                                                                       ----           ----           ----

Cash flows from operating activities:
     Net loss                                                      $  (874,862)    (1,161,786)    (2,161,535)
                                                                   -----------    -----------    -----------

     Adjustments to reconcile net loss to net cash used in
       operating activities:
           Extraordinary gain                                             --         (486,379)          --
           Depreciation and amortization                               274,943        454,047        460,678
           Loss on abandonment of leasehold improvements                  --             --          190,601
           Deferred rent                                               (93,202)       (44,687)      (299,747)
           Minority interest in net loss of consolidated
               subsidiary                                              (30,434)      (115,275)      (313,639)
           Change in assets and liabilities affecting cash
               flows from operating activities:
                  (Increase) decrease in:
                    Inventories                                        422,061         25,200        624,477
                    Prepaid expenses and other current assets          (54,094)       271,492       (236,241)
                    Refundable income taxes                               --            9,136        248,093
                    Other assets                                       (20,362)        10,589         17,116
                  Increase (decrease) in:
                    Accounts payable                                   642,805      1,268,831     (4,027,492)
                    Accrued liabilities                               (172,051)      (128,800)      (445,470)
                    Long-term obligations                                 --             --          (61,022)
                    Liabilities subject to compromise                     --       (1,854,514)     5,671,434
           Changes due to reorganization activities:
               Loss on abandonment of leasehold improvements              --             --          296,509
                                                                   -----------    -----------    -----------

                        Net cash used in operating activities           94,804     (1,752,146)       (36,238)
                                                                   -----------    -----------    -----------

Cash flows from investing activities:
     Purchase of marketable investment securities                   (2,624,119)          --             --
     Sale of marketable investment securities                        1,591,379      1,761,336        888,198
     Purchases of property and equipment                              (180,192)       (44,885)      (168,331)
     Due from officers/shareholders                                     25,693         32,837         26,466
     Proceeds from disposition of land, property and equipment            --             --          615,243
                                                                   -----------    -----------    -----------

                        Net cash provided by (used in) investing
                            activities                              (1,187,239)     1,749,288      1,361,576
                                                                   -----------    -----------    -----------



                                                                     (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                          1998           1997            1996
                                                          ----           ----            ----

Cash flows from financing activities:
     Repayment of long-term obligations              $  (756,983)      (124,687)       (43,519)
     Acquisition of treasury stock                          --             --          (37,905)
                                                     -----------    -----------    -----------

         Net cash used in financing activities          (756,983)      (124,687)       (81,424)
                                                     -----------    -----------    -----------

         Net (decrease) increase in cash and cash
             equivalents                              (1,849,418)      (127,545)     1,243,914

Cash and cash equivalents, beginning of year           3,130,516      3,258,061      2,014,147
                                                     -----------    -----------    -----------

Cash and cash equivalents, end of year               $ 1,281,098      3,130,516      3,258,061
                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid (received) during the period for:
           Interest                                  $   167,085         88,345        111,451
                                                     ===========    ===========    ===========

           Income tax payments (refund), net         $      --             --         (248,093)
                                                     ===========    ===========    ===========


Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

Liabilities subject to comprise, March 30, 1996                       $5,671,434
     Less:
        Inventory returns for credit                                   2,073,566
        Cash paid                                                      1,854,514

        Extraordinary gain (primarily as a result of lease
           rejection claims (note 2)                                     486,379
                                                                      ----------

Long-term obligation, March 29, 1997                                  $1,256,975
                                                                      ==========


See accompanying notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                March 28, 1998, March 29, 1997 and March 30, 1996


(1)  Organization and Basis of Presentation

     URT Industries, Inc. and subsidiaries (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the southeastern United States. The Company operates in a single industry segment, the operation of a chain of retail entertainment stores. The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent" or "URT") and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 93.5 percent-owned subsidiary, Peaches Entertainment Corporation ("Peaches").

(2)  Confirmation of Amended Plan of Reorganization

     On January 16, 1996 (the "Petition Date"), Peaches commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All trade and non-trade suppliers received 100 percent of their allowed claims which were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two year period from the effective date. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002. Landlords under the leases rejected by Peaches in connection with the bankruptcy filing were entitled to 30 percent of the allowed claims with respect to such leases, all of which were paid on the effective date. Peaches recorded an extraordinary gain of $486,379 primarily as a result of the settlement of lease rejection claims.

(3)  Liquidity

     Since 1993, the Company has incurred operating losses and has an accumulated deficit balance of approximately $2.2 million at March 28, 1998. In 1996, Peaches commenced reorganization proceedings under Chapter 11 and in the last quarter of 1997 Peaches plan of reorganization was confirmed. The Company believes that it has benefited from the reorganization which includes the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouses, and the termination of other unprofitable business arrangements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Additionally, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately above, have helped the Company to restore itself to a more competitive position. Other factors which have had a positive effect on the Company's performance are the increase in gross profit percentage and reduction of expenses. The Company's ability to achieve substained profitable operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures and successfully competing with larger retailers with greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.

(4)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of URT Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     (b)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal years ended March 28, 1998, March 29, 1997 and March 30, 1996 consisted of 52 weeks, respectively.

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $407,499 and $1,657,209 at March 28, 1998 and March 29, 1997, respectively. The carrying amount of cash and cash equivalents approximates fair market value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

     (d)  Marketable Investment Securities

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective April 3, 1994. Investments, which are comprised of treasury bills with maturities greater than three months, but not exceeding one year, are classified as available-for-sale at March 28, 1998, and are reported at their fair market value which approximates cost.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (e)  Inventories

          Inventories, comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight in, or market.

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

     (h)  Store Closing Costs

          Store closing costs are recorded in the period the Company decides to close the store. Such costs include the book value of abandoned leasehold improvements, provision for the present value of future lease obligations, less estimated sub-rental income as well as other costs incident to the store closing.

     (i)  Reorganization Costs

          Reorganization costs include: (a) professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings and (b) costs and expenses associated with the closing of locations.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (j)  Use of Estimates by Management

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

     (k)  Impairment of Long-Lived  Assets and Long-Lived  Assets to Be Disposed
          Of

          The Company adopted the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed Of, on March 31, 1996. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     (l)  Reclassifications

          Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform with the 1998 presentation.

(5)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this statement. Basic and diluted earnings per share have been computed by dividing net loss by the weighted average number of shares outstanding during the period. The two-class method of computing earnings per share was not utilized as both classes of the Company's common stock are identical, except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. Accordingly, earnings per share is identical for each class of stock.

     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net loss for each of the years in the three-year period ended March 28, 1998.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     Basic and diluted earnings per share were calculated as follows:

                                        March 28,      March 29,    March 30,
                                          1998           1997         1996
                                          ----           ----         ----

     Basic and diluted:
          Net loss                    $   (874,862)  (1,161,786)   (2,161,535)
                                      ============   ==========   ===========

          Weighted average shares       12,158,209   12,637,634    12,637,634
                                      ============   ==========   ===========

     Net loss per share               $       (.07)        (.09)         (.17)
                                      ============   ==========   ===========


(6)  Due From Officers/Shareholders

     Due from officers/shareholders consist of the following at March 28, 1998 and March 29, 1997:

                                                            1998         1997
                                                            ----         ----
     Unsecured loans made to one officer/shareholder
       and one former officer/shareholder; proceeds
       of the loans were used to purchase shares of
       the Company's Class A and Class B common stock
       in the open market from an unrelated party,
       interest 8 percent                                 $ 83,024      108,717
     Less current portion                                  (45,302)     (30,832)
                                                          --------     --------

                                                          $ 37,722       77,885
                                                          ========     ========

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

     Interest income on these loans amounted to $7,555, $10,045 and $16,610 in each of the years in the three-year period ended March 28, 1998, respectively, and is included in interest income in the accompanying consolidated statements of operations.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(7)  Property and Equipment, Net

     Property and equipment consist of the following at March 28, 1998 and March 29, 1997:

                                                         1998            1997
                                                         ----            ----

     Land                                            $   395,570        395,570
     Building                                            538,093        538,093
     Leasehold improvements                            1,483,791      1,760,459
     Furniture and equipment                             710,229      1,062,535
     Building under capitalized lease                    206,964        206,964
                                                     -----------    -----------

                                                       3,334,647      3,963,621
     Less accumulated depreciation and
        amortization                                  (1,970,314)    (2,504,537)
                                                     -----------    -----------

                                                     $ 1,364,333      1,459,084
                                                     ===========    ===========

(8)  Long-term Obligations

     Long-term obligations consists of the following at March 28, 1998 and March 29, 1997:

                                                                                        1998        1997
                                                                                        ----        ----
     Capital lease  obligation,  due in  monthly  installments  of  $3,382,
        including interest at 17.5%; final payment due March 2005                   $  163,178      174,139

     Mortgage payable,  due in equal installments of $2,981 per month, plus interest  at prime  plus  .5%;  collateralized  by the  mortgaged property with depreciated cost of $785,140; final balloon payment
        of $245,700 due September 2002 (note 2)                                        406,688      442,462

     Settlement agreement with former  officer/shareholder,  due in monthly
        installments of $5,699, final payment due January 2000                         125,465      193,853

     Promissory notes due in  installments of $26,744 for 21 months and one payment of $347,675 (due February 1999),  plus interest at prime;
        collateralized by inventory and guaranteed by the Parent (note 2)              615,115    1,256,975
                                                                                    ----------   ----------
                                                                                     1,310,446    2,067,429
     Less current portion                                                             (732,319)    (730,239)
                                                                                    ----------   ----------

                                                                                    $  578,127    1,337,190
                                                                                    ==========    =========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $113,000 for 1998, 1997 and 1996.

     The following represents future minimum lease payments under the capital lease obligation:

                              Fiscal year                     Amount
                              -----------                     ------

                                 1999                      $   40,600
                                 2000                          40,600
                                 2001                          40,600
                                 2002                          40,600
                                 2003                          40,600
                              Thereafter                       80,960
                                                           ----------
           Total minimum lease payments                       283,960

           Less amount representing interest                 (120,782)
                                                           ----------

           Present value of minimum lease payments         $  163,178
                                                           ==========

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                              Fiscal year                      Amount
                              -----------                      ------

                                 1999                      $  719,278
                                 2000                          92,853
                                 2001                          35,775
                                 2002                          35,775
                                 2003                         263,587
                              Thereafter                         --
                                                           ----------
                                                           $1,147,268
                                                           ==========

     The Company has a standby letter of credit of $75,600 available to a landlord that was not drawn upon as of March 28, 1998. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, the Company has an irrevocable letter of credit of $150,000 that was not drawn upon as of March 28, 1998.

(9)  Accrued Liabilities

     Accrued liabilities consist of the following at March 28, 1998 and March 29, 1997:

                                                           1998           1997
                                                           ----           ----

      Gift certificate and credit slip liability       $  155,873        184,884
      Payroll and related benefits                        102,244         99,701
      Sales and real estate taxes payable                 141,446        188,087
      Accrued overhead expenses                           343,814        392,682
      Other                                               157,948        208,022
                                                       ----------     ----------

                                                       $  901,325      1,073,376
                                                       ==========     ==========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(10) Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended March 28, 1998. Most of the leases contain renewal options.

          The aggregate minimum rental commitments under all noncancelable operating leases at March 28, 1998 are as follows:

               Fiscal year                            Amount
               -----------                            ------

                  1999                            $ 1,316,310
                  2000                                951,002
                  2001                                865,404
                  2002                                707,852
                  2003                                715,277
               Thereafter                           2,797,822
                                                  -----------

                                                  $ 7,353,667
                                                  ===========

          Rental  expense  under  noncancelable  operating  leases,  included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to $1,175,000, $1,248,000 and $1,887,000, respectively, for each of the years in the three-year period ended March 28, 1998.

          Rental expense on stores owned by two directors and/or their relatives was $131,250, $131,250 and $215,417, respectively, for each of the years in the three-year period ended March 28, 1998.

          In January 1998, the Company entered into a lease agreement for the operation of a new store in Orlando, Florida. This will be the Company's fourth store in the Orlando area. This store is expected to open during the first quarter of the next fiscal year.

     (b)  Legal Matters

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     (c)  Employment Agreements

          As amended January 1, 1996, the Company entered into an amended and restated employment agreement with an officer, through March 31, 2000 with an aggregate annual average base compensation of approximately $720,000, including the amounts payable by Peaches to such officer under the revised Management Agreement [see note 10(d)]. In October 1997, the annual base compensation was reduced by $150,000. In addition, the officer shall be credited, as compensation, with the monthly amounts payable by him to the Company under promissory note (note 6).

          The respective employment agreement provides the officer with the use of an automobile, full medical coverage, reimbursement for life insurance policies, paid vacations and severance pay if the Company refuses to renew the employment agreement upon expiration, or in the event of termination upon mutual consent or termination in certain other events.

          On March 18, 1996, the United States Bankruptcy Court Southern District of Florida approved the settlement of an employment agreement with one of its former officers. The Company is to pay an amount of $273,550 over a period of four years (note 8). Under the original terms of employment the officer would have been entitled to in excess of $870,000 in aggregate.

     (d)  Management Agreement

          On March 29, 1993, as amended, URT entered into a management and intercorporate agreement (the "Management Agreement") with Peaches whereby Peaches was required to pay URT an annual fee; URT was required to provide Peaches with the services of the person who is the president and chairman; URT was required to pay Peaches for certain accounting and administrative services performed by Peaches; and so long as URT and Peaches filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. These transactions were eliminated in the consolidation. Effective as of the close of business on December 31, 1995, the Management Agreement was terminated and replaced with three new agreements which became effective January 1, 1996 through March 31, 2000. In lieu of paying a management fee to URT, the three new agreements require payment to URT's president and chairman as long as he continues to provide services similar to those performed under the original Management Agreement of $500,000 per annum, except that such amount has been reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $300,000 per annum, effective January 1, 1998 and continuing until March 28, 1998.

(11) Shareholders' Equity

     Authorized shares of common stock as of March 28, 1998 and March 29, 1997 were 10,000,000 Class B and 20,000,000 Class "A" shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(12) Income Taxes

     The provision for income taxes consists of:

                                  1998       1997        1996
                                  ----       ----        ----
     Current:
          Federal                $   --         --          --
          State                      --         --          --
                                 ------     ------      ------
                                     --         --          --
     Deferred:
          Federal                    --         --          --
          State                      --         --          --
                                 ------     ------      ------

                                     --         --          --
                                 ------     ------      ------

                                 $   --         --          --
                                 ======     ======      ======

     Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes and minority interest were:

                                                                 1998         1997         1996
                                                                 ----         ----         ----
     Income tax benefit at applicable statutory tax rate of
          loss before income taxes                            $(308,000)    (395,000)    (842,000)
     Add:
          State income tax benefit, net of federal benefit      (34,000)     (43,000)     (81,000)
          Change in valuation allowance                         707,000      282,000      874,000
          Capitalized reorganization expenses and other
             permanent differences                                 --         52,000         --
          Adjustments to net operating loss carryovers and
             other deferred tax assets                         (387,000)      78,000         --
          Other                                                  22,000       26,000       49,000
                                                              ---------    ---------    ---------

     Income tax provision for the year                        $    --           --           --
                                                              =========    =========    =========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at March 28, 1998 and March 29, 1997 are presented below.

        Deferred tax assets:                                                     1998           1997
                                                                                 ----           ----
        Inventories, principally due to additional costs capitalized
           for tax purposes                                                $    80,000        106,000
        Property and equipment, net, principally due to differences
           in depreciation                                                     249,000        235,000
        Accrued rent, principally due to accrual for financial
           reporting purposes                                                   31,000         65,000
        NOL carryforward                                                     2,282,000      1,522,000
        Accrued expenses                                                        65,000         72,000
        Other                                                                   36,000         36,000
                                                                           -----------    -----------

           Total gross deferred tax assets                                   2,743,000      2,036,000

           Less valuation allowance                                         (2,743,000)    (2,036,000)
                                                                            -----------    -----------

           Net deferred tax assets                                         $      --             --
                                                                            ===========    ===========

     At March 28, 1998, the Company has a net operating loss carryforward for federal income tax purposes of approximately $6,102,000 which is available to offset future federal taxable income, if any, through 2013.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of March 28, 1998 and March 29, 1997 was $2,743,000 and $2,036,000, respectively. The net change in the total valuation allowance for the years ended March 28, 1998 and March 29, 1997 was an increase of approximately $707,000 and $282,000, respectively.

(13) Fair Value of Financial Instruments

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements


(14) Business and Credit Concentrations

     The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. The number of stores and types of competitors faced by the Company's stores increased significantly, including non-mall discount stores, consumer electronics superstores and other mall based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

     Peaches purchased approximately 74 percent and 76 percent of its merchandise from seven principal suppliers during the fiscal year ended March 28, 1998 and March 29, 1997, respectively. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, loss of one of the Company's principal suppliers may have a material adverse effect on the Company's results of operations and financial position.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.


                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of URT are:

         Name             Position                                           Age
         ----             --------                                           ---

     Allan Wolk       Chairman of the Board,
                        President (Chief Executive
                       Officer) and Director                                  60

     Brian Wolk       Executive Vice-President, Chief Legal                   32
                      Officer and Director
     Jason Wolk       Executive Vice-President, Chief
                      Financial Officer (Principal Financial
                      and Accounting Officer), Treasurer and Director         30

     Allan Wolk has been the Chief Executive Officer and a director of URT and PEC since their formation. He has been engaged in the prerecorded music business for more than 40 years, principally in the rack merchandising and retail segments thereof.

     Brian Wolk, an attorney, has been employed by the URT Companies in various capacities and at various times since 1982 and has been employed by them, full time, since 1992. He is a son of Allan Wolk. He has been a director of URT and PEC since 1994 and a vice-president of both companies since June, 1995. He was appointed Executive Vice-President and Chief Legal Officer of both companies in March, 1996.

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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities during the 1998 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and
(ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000 and who served as executive officers during the 1998 fiscal year:


Summary Compensation Table

                     Annual Compensation                                       Long Term Compensation
                     -------------------                                       ----------------------
                                                                             Awards             Payouts
                                                                             ------             -------

                                                                                                  Long
                                                                                     Options/     Term
                                                     Other                           Stock        Incen.        All
                                                     Annual         Restricted       App.         Plan          Other
Name and          Fiscal      Salary      Bonus      Compensa-           stock       Rights       Pay-outs      Compensa-
position          Year        ($)         ($)        tion($)        award(s)($)      (#)          ($)           tion($)
--------          ----        ---         ---        -------        -----------      ---          --------      ---------
Allan Wolk,       1998        679,474      -0-       110,358(1)        -0-             -0-          -0-             -0-
 Chairman,        1997        616,714      -0-       101,446(1)        -0-             -0-          -0-             -0-
 Pres.  & CEO     1996        662,500      -0-        95,431(1)        -0-             -0-          -0-          308,222(2)

----------

(1)  Such amounts include life insurance  premiums ($75,138) for the 1998 fiscal year) and amounts credited to Mr. Wolk under his employment agreement against amounts owed to URT.

(2) Such amount represents a one-time distribution to Mr. Wolk as a result of the termination, effective May 12, 1995, of the PEC defined benefit pension plan and trust.


Employment Contracts

     Mr. Wolk is employed under an employment agreement dated October 1, 1994 (the "1994 Agreement"), which was amended as described below. The term of Mr. Wolk's employment under the 1994 Agreement, as so amended, continues until March 31, 2000. The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 through March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996 and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under the March 31, 1992 employment agreement (the "1992 Agreement") which the 1994 Agreement replaces). A 1997 amendment to the 1994 Agreement further reduced Mr. Wolk's annual compensation by an additional $150,000 per year, to $634,048 per year, effective as of October 1, 1997 and continuing through the balance of the term of employment. During the 1998 fiscal year, Mr. Wolk agreed to forego $16,667 in salary compensation due to him with respect to the six month period ended September 30, 1997 and agreed to forego an additional $21,012 in salary compensation due to him with respect to the three month period ended March 28, 1998, thereby reducing his salary compensation with respect to such year by a total additional $37,679. Pursuant to the arrangements described above under "BUSINESS - Management Agreements between URT and PEC", PEC pays a salary to Mr. Wolk in the amount described in such section, and such amount is credited against the compensation payable by URT to Mr. Wolk pursuant to the 1994 Agreement, as so amended (hereinafter referred to, with the above-described amendments, as the "1994 Agreement").

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

     The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT was required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, a change in control had occurred between the end of the 1998 fiscal year and the date of this filing, the payment to Mr. Wolk would have been approximately $2,723,000.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on June 1, 1998, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                             Amount & Nature
                                                              of Beneficial                   Percent
Title of Class                    Name                          Ownership                     of Class
--------------                    ----                          ---------                     --------

Class A Common                        Executive Officers
Stock, par value                      and Directors
$.01 per share
                                  Allan Wolk                   3,194,186(1)                     29.4%


                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                     33,072(2)                       *

                                  Brian Wolk                      12,980(3)                       *

                                  Jason Wolk                      17,480(3)                       *
                                                               ------------
                                  All officers and
                                  directors as a
                                  group (3 persons)            3,257,718                        30.0

                                      Other

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691  1,195,550(4)                             11.0%


                                                             Amount & Nature
                                                              of Beneficial                   Percent
Title of Class                    Name                          Ownership                     of Class
--------------                    ----                          ---------                     --------

Class B Common                   Executive Officers and Directors
Stock, par value
$.01 per share                    Allan Wolk                     786,654(5)                     58.4%


                                                               ============
                                  All officers and
                                  directors as a
                                  group (1 person)                 786,654                    58.4%

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

     Because of the profitability of the above-referenced Fort Lauderdale and Orlando stores, the leases for such two stores were among the leases which PEC elected to assume during its Chapter 11 proceeding with the approval of the Bankruptcy Court.

     In March, 1992, URT, as consideration, in part, for the agreement of Allan Wolk to reduce the amount of compensation which would have been payable to him under the employment agreement with him which was then in effect, agreed to refinance certain indebtedness which was then outstanding from Mr. Wolk to URT, by replacing the promissory notes with respect to such indebtedness by a new promissory note in the original principal amount of $207,640. The replacement promissory note permits such indebtedness to be repaid over a period of eight years, from April 1, 1992 through March 31, 2000, with interest at the rate of 8.0% per annum, in 96 consecutive monthly installments in the amount of $2,935 each. The loan is unsecured. Mr. Wolk used the funds lent to him to purchase shares of URT's Class A and Class B Common Stock from independent third parties. The disinterested directors authorized URT to finance such purchases as above-described, because they believed that such action would give Mr. Wolk continued incentive to remain with URT and to work to increase the value of its shares. Under the above-described provisions of Mr. Wolk's 1994 Agreement (which took effect on October 1, 1994), he is entitled to be credited, as additional compensation the amount of $2,935 per month during the period of his employment until the amount owed is paid.

     As a result of the arrangements described in the preceding paragraph, during the 1998 fiscal year, Mr. Wolk was credited with a total of $35,220 with respect to the above-described indebtedness. As of March 28, 1998, the outstanding principal amount of Mr. Wolk's loan was $64,902 and the highest amount outstanding on Mr. Wolk's loan during the 1998 fiscal year was $93,672.

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

     In order to enable PEC to effect its Plan of Reorganization, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers after the Effective Date pursuant to the arrangements described in "LEGAL PROCEEDINGS" above. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT (as modified in the manner described below) is required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A. over a period of four years beginning on the third anniversary of the Effective Date. The debt so owed by PEC to URT is subordinate to the amounts owed to PEC's principal suppliers, and is secured by a second mortgage on PEC's Mobile, Alabama property.

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. The remaining $350,000 of the indebtedness is required to be repaid by PEC to URT in accordance with the terms of the original loan documents described above.

     On or about July 9, 1998, URT agreed that in the event that funds generated from PEC's operations and the proceeds of any debt financing which may be obtained are insufficient to meet PEC's then current projected operating requirements, for the fiscal year ending April 3, 1999, then URT will take any necessary action to see that funds are available to cover any shortfalls up to April 3, 1999.

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report.

                                                                            Page

          1.   Consolidated Financial Statements

               Table of Contents                                              16

               Independent Auditors' Report                                   17

               URT Industries, Inc. and Subsidiaries
               Consolidated Financial Statements:

                    Consolidated Balance Sheets as of March 28, 1998 and
                    March 29, 1997.                                           18

                    Consolidated Statements of Operations for each of the
                    years in the three year period March 28, 1998.            19

                    Consolidated Statements of Shareholders' Equity for
                    each of the years in the three year period ended
                    March 28, 1998.                                           21

                    Consolidated Statements of Cash Flows for each of the
                    years in the three year period ended March 28, 1998.      22

                    Notes to Consolidated Financial Statements.               24

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

10(kkkk) Letter Agreement dated January 1, 1996 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to Exhibit 10(kkkk) to URT's 10-K Annual Report dated April 25, 1997.

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

10(zzzz) Letter agreement dated March 17, 1997 between URT and PEC pertaining to salary of Allan Wolk.

10.1 Letter Agreement dated October 1, 1997 between URT and Allan Wolk pertaining to services and salary of Allan Wolk.

10.2      Loan  Forgiveness  Agreement  dated  November 29, 1997 between URT and
          PEC.

10.3 Letter Agreement dated May 26, 1998 between URT and PEC pertaining to salary of Allan Wolk.

10.4 Letter Agreement dated May 26, 1998 between URT and Allan Wolk pertaining to salary of Allan Wolk.

10.5 Letter Agreement dated July 9, 1998 between URT and PEC pertaining to operating requirements.

22        Subsidiaries of URT.

27        Financial Data Schedule

          (b) Reports on Form 8-K.

          The Company filed a report on Form 8-K on or about February 10, 1998 for the purpose of reporting a filing delay with respect to a Report on Form 10-Q which has since been filed.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             URT INDUSTRIES, INC.

                                             By: /s/ Allan Wolk
                                                 -------------------------------
                                                 Allan Wolk,
                                                 Chairmain of the Board
Dated: July 13, 1998


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Title                                                 Date
                -----                                                 ----

By:      /s/ Allan Wolk                                           July 13, 1998
         --------------------------------
         Allan Wolk,
         Chairman of the Board ,
         President (Principal
         Executive Officer) and Director

By:      /s/ Brian Wolk                                           July 13, 1998
         --------------------------------
         Brian Wolk, Executive
         Vice President, Chief Legal
         Officer and Director

By:      /s/ Jason Wolk                                           July 13, 1998
         --------------------------------
         Jason Wolk, Executive
         Vice President, Chief Financial
         Officer (Principal Financial and
         Accounting Officer), Treasurer,
         Secretary and Director