Form 10-Q
period 1998-06-27
URT INDUSTRIES INC
filed 1998-09-18
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended June 27, 1998                       Commission File No. 0-6882


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

At June 27, 1998, there were outstanding:

10,857,068 shares of Class A common stock 1,348,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
           June 27, 1998 (Unaudited) and March 28, 1998                        3

           Condensed Consolidated Statements of Operations and
           Retained Deficit - Three Months Ended June 27, 1998
           and June 28, 1997 (Unaudited)                                       4

           Condensed Consolidated Statements of Cash Flows -
           Three Months Ended June 27, 1998 and
           June 28, 1997 (Unaudited)                                           5

           Notes to Condensed Financial Statements                             7

   Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                           9

PART II. OTHER INFORMATION

   Item 6. Exhibits and Reports on Form 8-K                                   12

SIGNATURES                                                                    13

                         PART I - Financial Information

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                        June 27, 1998 and March 28, 1998

                                                          June 27,       March 28,
                              Assets                        1998           1998
                                                        -----------    -----------
                                                        (unaudited)
Current assets:
     Cash and cash equivalents                          $   696,494      1,281,098
     Marketable investment securities                     1,048,035      1,032,740
     Inventories                                          2,535,148      2,433,433
     Current portion due from officers/shareholders          45,302         45,302
     Prepaid expenses and other current assets              261,462        387,048
                                                        -----------    -----------

                   Total current assets                   4,586,441      5,179,621

Property and equipment, net                               1,445,938      1,364,333
Due from officers/shareholders                               28,036         37,722
Other assets                                                206,758        201,652
                                                        -----------    -----------

                                                        $ 6,267,173      6,783,328
                                                        ===========    ===========
                Liabilities and Shareholders' Equity

Current liabilities:
     Current portion of long-term obligations               652,665        732,319
     Accounts payable                                     2,058,160      2,014,674
     Accrued liabilities                                    813,606        901,325
                                                        -----------    -----------

                   Total current liabilities              3,524,431      3,648,318

Long-term obligations                                       548,457        578,127
Deferred rent                                                63,988         62,834
Minority interest in a subsidiary                            12,859         27,296
                                                        -----------    -----------

                   Total liabilities                      4,149,735      4,316,575
                                                        -----------    -----------

Shareholders' equity:
     Common stock, $.01 par value; 30,000,000 shares
        authorized; 15,317,454 shares issued                153,175        153,175
     Additional paid-in capital                           5,542,152      5,542,152
     Retained deficit                                    (2,559,554)    (2,210,239)
     Treasury stock, 3,159,245 common shares, at cost    (1,018,335)    (1,018,335)
                                                        -----------    -----------

                   Total shareholders' equity             2,117,438      2,446,753

Commitments and contingencies
                                                        -----------    -----------
                                                        $ 6,267,173      6,783,328
                                                        ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

               Three months ended June 27, 1998 and June 28, 1997
                                   (Unaudited)



                                                                June 27,       June 28,
                                                                  1998           1997
                                                              -----------    -----------
Net sales                                                     $ 3,869,760      4,124,351
                                                              -----------    -----------

Costs and expenses:
   Cost of sales                                                2,318,804      2,553,090
   Selling, general and administrative expenses                 1,841,710      1,759,464
   Depreciation and amortization                                   58,546         66,653
                                                              -----------    -----------
                                                                4,219,060      4,379,207


         Loss from operations                                    (349,300)      (254,856)
                                                              -----------    -----------

Other (expense) income:
   Interest expense                                               (29,816)       (45,777)
   Interest income                                                 15,364         23,342
                                                              -----------    -----------

                                                                  (14,452)       (22,435)
                                                              -----------    -----------
         Loss before reorganization costs, income taxes and
             minority interest                                   (363,752)      (277,291)

Reorganization costs:
   Professional fees                                                 --          (44,000)
                                                              -----------    -----------
         Loss before income taxes and minority interest
                                                                 (363,752)      (321,291)

Provision for income taxes                                           --             --
                                                              -----------    -----------
         Loss before minority interest                           (363,752)      (321,291)

Minority interest in net loss of consolidated subsidiary          (14,437)       (14,596)
                                                              -----------    -----------

         Net loss                                                (349,315)      (306,695)

Retained deficit, beginning of period                          (2,210,239)    (1,335,377)
                                                              -----------    -----------

Retained deficit, end of period                               $(2,559,554)    (1,642,072)
                                                              ===========    ===========

Basic and diluted loss per common share:                             (.03)          (.03)
                                                              ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

               Three months ended June 27, 1998 and June 28, 1997
                                   (Unaudited)

                                                                                                  June 27,       June 28,
                                                                                                    1998           1997
                                                                                                -----------    -----------
Cash flows from operating activities:
   Net loss                                                                                     $  (349,315)      (306,695)
                                                                                                -----------    -----------

   Adjustments to reconcile net loss to net cash used in operating activities:
         Depreciation and amortization                                                               58,546         66,563
         Deferred rent                                                                                1,154        (11,238)
         Minority interest in net loss of consolidated
            subsidiary                                                                              (14,437)       (14,596)
         Change in assets and liabilities affecting cash flows
            from operating activities:
               (Increase) decrease in:
                  Inventories                                                                      (101,715)       (48,530)
                  Prepaid expenses and other current assets                                         125,586        148,647
                  Other assets                                                                       (5,106)          (483)
               Increase (decrease) in:
                  Accounts payable                                                                   43,486        247,919
                  Accrued liabilities                                                               (87,719)      (218,363)
                                                                                                -----------    -----------

                     Net cash used in operating activities                                         (329,520)      (136,776)
                                                                                                -----------    -----------
Cash flows from investing activities:
   Purchase of marketable investment securities                                                     (15,295)    (1,417,365)
   Purchases of property and equipment                                                             (140,151)       (21,254)
   Due from officers/shareholders                                                                     9,686          5,382
                                                                                                -----------    -----------

                     Net cash used in investing activities                                         (145,760)    (1,433,237)
                                                                                                -----------    -----------

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                                  June 27,       June 28,
                                                                                                    1998           1997
                                                                                                -----------    -----------
Cash flows from financing activities:
   Repayment of long-term obligations                                                              (109,324)      (108,837)
                                                                                                -----------    -----------

                     Net cash used in financing activities                                         (109,324)      (108,837)
                                                                                                -----------    -----------

                     Net decrease in cash and cash equivalents                                     (584,604)    (1,678,850)

Cash and cash equivalents, beginning of year                                                      1,281,098      3,130,516
                                                                                                -----------    -----------

Cash and cash equivalents, end of year                                                          $   696,494      1,451,666
                                                                                                ===========    ===========
Supplemental disclosures of cash flow information:
         Cash paid during the period for interest                                               $    10,218         19,633
                                                                                                ===========    ===========


See accompanying notes to condensed consolidated financial statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements

                         June 27, 1998 and June 28, 1997
                                   (Unaudited)


(1)  Basis of Financial Statement Presentation

     The accompanying unaudited condensed financial statements have been prepared in accordance with the instructions to Form 10-Q and, therefore, do not include all footnotes and information necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation have been made.

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (93.5 percent of the outstanding stock of which was owned by the Parent, as of June 27, 1998). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 28, 1998.

     The results of operations for the three months ended June 27, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) June 28, 1997 quarterly financial information to conform to the presentation used in the (unaudited) June 27, 1998 financial information.

(2)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted  loss per share have been  computed by dividing net loss,
     less  preferred   dividends  by  the  weighted  average  number  of  shares
     outstanding during the period.

                                                                     (Continued)
                                     - 7 -

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements


     Basic and diluted loss per share were calculated as follows:

                                                          Three months ended
                                                     ---------------------------
                                                       June 27,        June 28,
                                                         1998            1997

Basic and diluted:
   Net income (loss) less preferred dividends        $  (349,315)      (306,695)
                                                     ===========    ===========

   Weighted average shares                            12,158,209     12,158,209
                                                     ===========    ===========

Basic and diluted loss per share                            (.03)          (.03)
                                                     ===========    ===========

(3)  Marketable Securities

     The Company's debt and equity securities consisting of Treasury bills, are considered available-for-sale at June 27, 1998 with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest income.

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended June 27, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

(5)  New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operations or cash flows.

     In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 will not have an effect on the Company because it operates in a single segment.


                                                                     (Continued)
                                     - 8 -

                              URT INDUSTRIES, INC.


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended June 27, 1998, Compared to the Three Months ended June 28, 1997.

From time to time, the Company may make certain statements that contain "forward-looking" information (as defined in the Private Securities Litigation Reform Act of 1995). Words such as "believe," "anticipate," "estimate," "project" and similar expressions are intended to identify such forward-looking statements. Forward-looking statements may be made by management orally or in writing, including, but not limited to, in press releases, as part of this Management's Discussion and Analysis of Financial Condition and Results of Operations and as a part of other sections of this Annual Report or other filings. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their respective dates, and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should any of the underlying assumptions prove incorrect, actual results of current and future operations may vary materially from those anticipated, estimated or projected.

                              RESULTS OF OPERATIONS

Sales. Net sales for the three months ended June 27, 1998 decreased by approximately 6 percent compared to the three months ended June 28, 1997. Such decrease is attributed to a 4 percent decrease in comparable store sales, and a
2.2 percent decrease due to a store that closed in the third quarter of 1998 fiscal year offset by the new store which opened late in the first quarter of 1999 fiscal year.

Cost of Sales. The cost of sales for the first quarter of 1999 fiscal year was lower than that of the first quarter of 1998 fiscal year due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 61.9 percent in the first quarter of 1998 fiscal year to 59.9 percent in the first quarter in 1999 fiscal year primarily due to an increase in certain retail selling prices and increases in purchase discounts.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the first quarter of 1999 fiscal year increased by 4 percent compared to the first quarter of 1998 fiscal year. Such increase is primarily attributable to the opening of the Company's new store offset by the closing of one underperforming store in the third quarter of 1998 fiscal year as well as being offset by a 1.4 percent decrease in comparable store expenses. SG&A expenses as a percentage of net sales increased from 44 percent in the first quarter of 1998 fiscal year to 49 percent in 1999 fiscal year first quarter due to the fact that there were expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store, although the new store did not open until late in the Company's first quarter of 1999 fiscal year.

Net Loss. The Company incurred a net loss of approximately $349,000 in the first quarter of 1999 fiscal year versus a net loss of approximately $307,000 in the first quarter of 1998 fiscal year. Out of the above set forth figure with respect to the first quarter of the 1999 fiscal year, costs associated with the opening of the new location in Orlando resulted in a loss of approximately $127,000.


                                                                     (Continued)
                                     - 9 -

                              URT INDUSTRIES, INC.


                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations and cash equivalents on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds to be received from its landlord for the building of the new store which opened in May 1998. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open during the next few years. For a discussion of recent developments and uncertainties affecting the Company's liability and capital resources, see note 3 to the financial statements on form 10-K for the year ended March 28, 1998.

Long-Term Obligations. At June 27, 1998, the Company had long-term obligations of $548,457. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

                                  OTHER MATTERS

Impact of Inflation. Although the Company cannot accurately determine the precise effect of inflation on its operations, management does not believe inflation has had a material effect on the results of operations in the last three fiscal years. When the cost of merchandise items has increased, the Company has been able to pass the increase on to its customers.

Seasonality. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third fiscal quarter, which includes the Christmas selling season.

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of operations or financial position of the Company. However, the Company could be adversely impacted if year 2000 modifications are not properly completed by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

New Accounting Policies. In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130'). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal year beginning after December 31, 1997. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operations or cash flows.



                                                                     (Continued)
                                     - 10 -

                              URT INDUSTRIES, INC.


In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 will not have an effect on the Company because it operates in a single segment.







                                                                     (Continued)
                                     - 11 -

                              URT INDUSTRIES, INC.


                                OTHER INFORMATION

PART II

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

                    27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

                    None



                                                                     (Continued)
                                     - 12 -

                              URT INDUSTRIES, INC.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    PEACHES ENTERTAINMENT CORPORATION
                                    Registrant


Date:
      -----------------------       -------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)




Date:
      -----------------------       -------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)