Form 10-Q
period 1998-09-26
URT INDUSTRIES INC
filed 1998-11-25
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended September 26, 1998                 Commission File No. 0-06882


                              URT INDUSTRIES, INC.
             (Exact Name of Registrant as Specified in Its Charter)


                 Florida                                       59-1167907
      (State or Other Jurisdiction of                 (I.R.S. Employer I.D. No.)
       Incorporation or Organization)

1180 E Hallandale Beach Blvd., Hallandale, FL                   33009
  (Address of Principal Executive Offices)                    (Zip Code)


Registrant's telephone number, including area code:         (954) 454-5554

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

At November 20, 1998, there were outstanding:

10,857,068 shares of Class A common stock
1,348,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Condensed Consolidated Balance Sheets -
             September 26, 1998 (Unaudited) and March 28, 1998                 3

             Condensed Consolidated Statements of Operations
             and Retained Deficit - Three Months Ended
             September 26, 1998 and September 27, 1997 (Unaudited)             4

             Condensed  Consolidated  Statements of Operations
             and Retained  Deficit - Six Months Ended
             September 26, 1998 and September 27, 1997 (Unaudited)             5

             Condensed Consolidated Statements of Cash Flows -
             Six Months Ended September 26, 1998 and
             September 27, 1997 (Unaudited)                                    6

             Notes to Condensed Financial Statements                           8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                              11

PART II. OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                                 13

SIGNATURES                                                                    14

                         PART I - FINANCIAL INFORMATION

                    Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIAIRES

                      Condensed Consolidated Balance Sheets

                      September 26, 1998 and March 28, 1998

                     Assets                                            September 26,         March 28,
                                                                           1998                1998
                                                                       -------------       -------------
                                                                       (unaudited)
Current assets:
    Cash and cash equivalents                                           $   694,981           1,281,098
    Marketable investment securities                                        663,313           1,032,740
    Inventories                                                           2,643,727           2,433,433
    Current portion due from officers/shareholders                           45,302              45,302
    Prepaid expenses and other current assets                               281,567             387,048
                                                                        -----------         -----------

                   Total current assets                                   4,328,890           5,179,621

Property and equipment, net                                               1,404,942           1,364,333
Due from officers/shareholders                                               18,003              37,722
Other assets                                                                208,295             201,652
                                                                        -----------         -----------
                                                                        $ 5,960,130           6,783,328
                                                                        ===========         ===========
                   Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                                573,038             732,319
    Accounts payable                                                      2,093,655           2,014,674
    Accrued liabilities                                                     909,415             901,325
                                                                        -----------         -----------
                   Total current liabilities                              3,576,108           3,648,318

Long-term obligations                                                       518,625             578,127
Deferred rent                                                                62,950              62,834
Minority interest in a subsidiary                                            40,020              27,296
                                                                        -----------         -----------
                   Total liabilities                                      4,197,703           4,316,575
                                                                        -----------         -----------

Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
       15,317,454 shares issued                                             153,175             153,175
    Additional paid-in capital                                            5,542,152           5,542,152
    Retained deficit                                                     (2,928,275)         (2,210,239)
    Unrealized gain on securities available for sale                         13,710                  --
                                                                        -----------         -----------
                                                                          2,780,762           3,485,088

    Treasury stock, 3,159,245 common shares, at cost                     (1,018,335)         (1,018,335)
                                                                        -----------         -----------
                   Total shareholders' equity                             1,762,427           2,466,753

Commitments and contingencies
                                                                        -----------         -----------
                                                                        $ 5,960,130           6,783,328
                                                                        ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIAIRES

      Condensed Consolidated Statements of Operations and Retained Deficit

          Three months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)


                                                                   September 26,       September 27,
                                                                       1998                1997
                                                                   -------------       -------------
Net sales                                                           $ 3,924,914           3,808,512
                                                                    -----------         -----------

Costs and expenses:
Cost of sales                                                         2,336,793           2,347,920
Selling, general and administrative expenses                          1,900,808           1,935,043
Depreciation and amortization                                            58,963              67,339
                                                                    -----------         -----------

                                                                      4,296,564           4,350,302


Loss from operations                                                   (371,650)           (541,790)
                                                                    -----------         -----------

Other (expense) income:
Interest expense                                                        (27,571)            (43,615)
Interest income                                                           9,661              39,265
                                                                    -----------         -----------

                                                                        (17,910)             (4,350)
                                                                    -----------         -----------

Loss before minority interest                                          (389,560)           (546,140)

Minority interest in net loss of consolidated subsidiary                (20,839)            (21,496)
                                                                    -----------         -----------

Net loss                                                               (368,721)           (524,644)

Retained deficit, beginning of period                                (2,559,554)         (1,642,072)
                                                                    -----------         -----------

Retained deficit, end of period                                      (2,928,275)         (2,166,716)
                                                                    ===========         ===========

Basic and diluted loss per share                                    $     (0.03)              (0.04)
                                                                    ===========         ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

           Six months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)


                                                                           September 26,          September 27,
                                                                               1998                   1997
                                                                           -------------          -------------
Net sales                                                                   $ 7,794,674              7,932,863
                                                                            -----------            -----------

Costs and expenses:
    Cost of sales                                                             4,655,597              4,901,010
    Selling, general and administrative expenses                              3,742,518              3,694,507
    Depreciation and amortization                                               117,509                133,992
                                                                            -----------            -----------

                                                                              8,515,624              8,729,509


          Loss from operations                                                 (720,950)              (796,646)
                                                                            -----------            -----------

Other (expense) income:
    Interest expense                                                            (57,387)               (89,392)
    Interest income                                                              25,025                 62,607
                                                                            -----------            -----------

                                                                                (32,362)               (26,785)

          Loss before reorganization costs and minority interest               (753,312)              (823,431)

Reorganization costs:
    Professional fees                                                                --                (44,000)
                                                                            -----------            -----------

          Loss before minority interest                                        (753,312)              (867,431)

Minority interest in net loss of consolidated subsidiary                        (35,276)               (36,092)
                                                                            -----------            -----------

          Net loss                                                             (718,036)              (831,339)

Retained deficit, beginning of period                                        (2,210,239)            (1,335,377)
                                                                            -----------            -----------

Retained deficit, end of period                                             $(2,928,275)            (2,166,716)
                                                                            ===========            ===========

          Basic and diluted loss per share                                  $     (0.06)                 (0.07)
                                                                            ===========            ===========

See accompanying notes to condensed financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

           Six months ended September 26, 1998 and September 27, 1997
                                   (Unaudited)


                                                                               September 26,        September 27,
                                                                                   1998                 1997
                                                                               -------------        -------------
Cash flows from operating activities:
    Net loss                                                                    $ (718,036)            (831,339)
                                                                                ----------           ----------

    Adjustments to reconcile net loss to net cash used in
     operating activities:
          Depreciation and amortization                                            117,509              133,992
          Deferred rent                                                                116              (22,477)
          Minority interest in net loss of consolidated subsidiary                  12,724              (36,092)
          Change in assets and  liabilities  affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                                    (210,294)              42,439
                   Prepaid expenses and other current assets                       105,481               62,956
                   Other assets                                                     (6,643)              (6,277)
               Increase (decrease) in:
                   Accounts payable                                                 78,981              384,761
                   Accrued liabilities                                               8,090              (97,756)
                                                                                ----------           ----------

                     Net cash used in operating activities                        (612,072)            (369,793)
                                                                                ----------           ----------

Cash flows from investing activities:
    Purchase of property and equipment                                            (158,118)             (31,305)
    Repayment of due from officers/shareholders                                     19,719               16,363
    Purchase of marketable investment securities                                  (172,658)          (1,417,365)
    Sales of marketable investment securities                                      555,795              145,023
                                                                                ----------           ----------

                   Net cash (used in) provided by investing activities             244,738           (1,287,284)
                                                                                ----------           ----------

Cash flows from investing activities:
    Repayment of long-term debt                                                   (218,783)            (217,788)
                                                                                ----------           ----------

                   Net cash used in financing activities                          (218,783)            (217,788)
                                                                                ----------           ----------

                   Net (decrease) increase in cash and cash equivalents           (586,117)          (1,874,865)

                      URT INDUSTRIES, INC. AND SUBSIDIAIRES

                                                              September 26,       September 27,
                                                                  1998                1997
                                                              -------------       -------------
Cash and cash equivalents, beginning of period                  1,281,098           3,130,516
                                                               ----------          ----------

Cash and cash equivalents, end of period                       $  694,981           1,255,651
                                                               ==========          ==========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                   $    9,707              38,811
                                                               ==========          ==========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements

                    September 26, 1998 and September 27, 1997
                                   (Unaudited)

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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (87.5 percent of the outstanding stock of which was owned by the Parent, as of September 26, 1998). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 28, 1998.

     The results of operations for the six months ended September 26, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 27, 1997 quarterly financial information to conform to the presentation used in the (unaudited) September 26, 1998 financial information.

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


                                       8                             (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements

                    September 26, 1998 and September 27, 1997
                                   (Unaudited)


       Basic and diluted loss per share were calculated as follows:

                                                          Six months         Six months
                                                            ended              ended
                                                         -------------      -------------
                                                         September 26,      September 27,
                                                             1998               1997
Basic and diluted:
     Net income (loss) less preferred dividends          $    718,036            831,339
                                                         ============       ============

     Weighted average shares                               12,158,209         12,158,209
                                                         ============       ============

Basic and diluted loss per share                              (.06)              (.07)
                                                         ============       ============

(3)  Marketable Securities

     The Company's debt and equity securities consisting of Treasury bills and equity investments, are considered available-for-sale at September 26, 1998 with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest income.

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended September 26, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

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


                                       9                             (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Notes to Condensed Financial Statements

                    September 26, 1998 and September 27, 1997
                                   (Unaudited)

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


                                       10                            (Continued)

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

Sales. The Company's net sales increased during the second quarter ended September 26, 1998 of the Company's fiscal year ending April 3, 1999 by $116,000 or 3 percent, compared to the second quarter of fiscal 1998. The increase in sales is a result of the opening of one new store in the first quarter of fiscal 1999 offset by the closing of one store in the third quarter of fiscal 1998. Comparable store sales for the second quarter were down 1.7 percent. Sales for the twenty-six weeks ended September 26, 1998 were down $138,000 or 1.7 percent which is primarily due to the fact that comparable sales for the twenty-six weeks ended September 26, 1998 were down 2.9 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales, decreased from 61.6 percent in the previous year's second quarter to 59.5 percent for the second quarter ended September 26, 1998, as well as from 61.8 percent in the previous year first twenty-six weeks to 59.7 percent in the current year's twenty-six weeks ended September 26, 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices and increases in purchase discounts.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses including depreciation, expressed as a percentage of net sales decreased to 49.9 percent for the second quarter ended September 26, 1998 compared to 52.5 percent the prior year second quarter. Such decrease is primarily attributable to the closing of one underperforming store in the third quarter of 1998 fiscal year offset by the opening of the Company's new store in Orlando, Florida. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 49.5 percent of the twenty-six weeks ended September 26, 1998 compared to 48.2 percent the twenty-six weeks ended September 27, 1997. The increase is primarily attributable to the fact that there were expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store although the new store did not actually open until late in the Company's first quarter of 1999 fiscal year.

Net Loss. The Company incurred a net loss of approximately $369,000 for the second quarter ended September 26, 1998 compared to a net loss of approximately $525,000 for the second quarter ended September 27, 1997. The decrease is primarily attributable to the increase in gross profit percentage discussed above. The net loss for the twenty-six weeks ended September 26, 1998 was approximately $718,000 compared to a net loss of approximately $831,000 for the twenty-six weeks ended September 27, 1997. The net loss for the twenty-six weeks ended September 26, 1998 includes costs associated with the opening of the new store in Orlando, Florida. There is approximately $127,000 of the $718,000 net loss for the twenty-six weeks ended September 26, 1998 that is attributable to the new store opening costs.


                                       11                            (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations and cash evaluations on hand will provide sufficient liquidity to maintain adequate working capital for operations. Management used funds generated from operations as well as funds received from its landlord for the building of the new store which opened in May 1998. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open during the next few years. For a discussion of recent developments and uncertainities affecting the Company's liability and capital resources, see note 3 to the financial statements on form 10-K for the year ended March 28, 1998.

Long-Term Obligations. At September 26, 1998, the Company had long-term obligations of $518,625. Management anticipates that its ability to repay its long-term obligations will be satisified primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. These upgrades are currently available, and the Company believes that the cost of these upgrades will not have a material impact on the ongoing results of materially operations or financial position of the Company. The Company is also in the process of completing its inventory of computer information technology and noninformation technology hardware systems to assess year 2000 compliance. Management generally believes that its primary suppliers will be 2000 ready and there is not likely to be a significant disruption in product supply. The Company intends to develop contingency plans. However, there can be no absolute assurance that there will not be a material adverse effect on the Company if year 2000 modifications are not properly completed by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

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


                                       12                            (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

          On or about November 11, 1998, the Company filed a Form 8-K dated November 11, 1998 for the purpose of reporting on the projected date of this filing.


                                       13                            (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    URT INDUSTRIES, INC.
                                    Registrant


Date:         11/25/98              /s/ Allan Wolk
       ------------------------     --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date:         11/25/98              /s/ Jason Wolk
       ------------------------     --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)