Form 10-Q
period 1998-12-26
URT INDUSTRIES INC
filed 1999-03-12
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 26, 1998                  Commission File No. 0-06882


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


At March 8, 1999, there were outstanding:


10,857,068 shares of Class A common stock

1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
          December 26, 1998 (Unaudited) and March 28, 1998                                         3

          Condensed Consolidated Statements of Operations and Retained
          Deficit - Three Months Ended December 26, 1998 and December 27, 1997 (Unaudited)         4

          Condensed  Consolidated  Statements of Operations and Retained Deficit - Nine Months
             Ended December 26, 1998 and December 27, 1997 (Unaudited)                             5

          Condensed Consolidated Statements of Cash Flows -
          Nine Months Ended December 26, 1998 and December 27, 1997 (Unaudited)                    6

          Notes to Condensed Consolidated Financial Statements                                     8

     Item 2.  Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                           11

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                                    14

SIGNATURES                                                                                        15

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets

                      December 26, 1998 and March 28, 1998

                                  Assets                          December 26,    March 28,
                                                                      1998          1998
                                                                  -----------    -----------
                                                                  (unaudited)
Current assets:
    Cash and cash equivalents                                     $ 1,870,908    $ 1,281,098
    Marketable investment securities                                  590,664      1,032,740
    Inventories                                                     2,821,832      2,433,433
    Current portion due from officers/shareholders                     45,302         45,302
    Prepaid expenses and other current assets                         336,068        387,048
                                                                  -----------    -----------

                  Total current assets                              5,664,774      5,179,621

Property and equipment, net                                         1,358,404      1,364,333
Due from officers/shareholders                                          8,916         37,722
Other assets                                                          204,939        201,652
                                                                  -----------    -----------

                                                                  $ 7,237,033    $ 6,783,328
                                                                  ===========    ===========
                   Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                          493,436        732,319
    Accounts payable                                                3,033,582      2,014,674
    Accrued liabilities                                             1,094,939        901,325
                                                                  -----------    -----------

                  Total current liabilities                         4,621,957      3,648,318

Long-term obligations                                                 488,625        578,127
Deferred rent                                                          61,911         62,834
Minority interest in a subsidiary                                      90,436         27,296
                                                                  -----------    -----------

                  Total liabilities                                 5,262,929      4,316,575
                                                                  -----------    -----------

Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
       15,317,454 shares issued                                       153,175        153,175
    Additional paid-in capital                                      5,542,152      5,542,152
    Retained deficit                                               (2,716,920)    (2,210,239)
    Accumulated other comprehensive income - net unrealized
       appreciation on investment securities                           14,032             --
                                                                  -----------    -----------

                                                                    2,992,439      3,485,088

    Treasury stock, 3,159,245 common shares, at cost               (1,018,335)    (1,018,335)
                                                                  -----------    -----------

                  Total shareholders' equity                        1,974,104      2,466,753

Commitments and contingencies
                                                                  -----------    -----------

                                                                  $ 7,237,033    $ 6,783,328
                                                                  ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

           Three months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)


                                                             December 26,   December 27,
                                                                 1998           1997
                                                             -----------    -----------
Net sales                                                    $ 5,331,522    $ 5,116,742
                                                             -----------    -----------

Costs and expenses:
Cost of sales                                                  3,141,285      3,156,675
Selling, general and administrative expenses                   1,890,707      1,725,403
Depreciation and amortization                                     59,014         66,996
                                                             -----------    -----------

                                                               5,091,006      4,949,074


Income from operations                                           240,516        167,668
                                                             -----------    -----------

Other (expense) income:
Interest expense                                                 (24,377)       (41,200)
Interest income                                                    6,387         18,793
Other income                                                      39,245             --
                                                             -----------    -----------

                                                                  21,255        (22,407)
                                                             -----------    -----------

Income before minority interest                                  261,771        145,261

Minority interest in net income of consolidated subsidiary        50,416         16,638
                                                             -----------    -----------

Net income                                                       211,355        128,623

Retained deficit, beginning of period                         (2,928,275)    (2,166,716)
                                                             -----------    -----------

Retained deficit, end of period                               (2,716,920)    (2,038,093)
                                                             ===========    ===========

Basic and diluted earnings per share                         $      0.02    $      0.01
                                                             ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

            Nine months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)


                                                                    December 26,     December 27,
                                                                        1998             1997
                                                                    ------------    ------------

Net sales                                                           $ 13,126,196    $ 13,049,605
                                                                    ------------    ------------

Costs and expenses:
    Cost of sales                                                      7,796,882       8,057,685
    Selling, general and administrative expenses                       5,633,225       5,419,910
    Depreciation and amortization                                        176,523         200,988
                                                                    ------------    ------------

                                                                      13,606,630      13,678,583


         Loss from operations                                           (480,434)       (628,978)
                                                                    ------------    ------------

Other (expense) income:
    Interest expense                                                     (81,764)       (130,592)
    Interest income                                                       31,412          81,400
    Other income                                                          39,245              --
                                                                    ------------    ------------

                                                                         (11,107)        (49,192)

         Loss before reorganization costs and minority interest         (491,541)       (678,170)

Reorganization costs:
    Professional fees                                                         --         (44,000)
                                                                    ------------    ------------

         Loss before minority interest                                  (491,541)       (722,170)

Minority interest in net income (loss) of consolidated subsidiary         15,140         (19,454)
                                                                    ------------    ------------

         Net loss                                                       (506,681)       (702,716)

Retained deficit, beginning of period                                 (2,210,239)     (1,335,377)
                                                                    ------------    ------------

Retained deficit, end of period                                     $ (2,716,920)   $ (2,038,093)
                                                                    ============    ============

         Basic and diluted loss per share                           $      (0.04)   $      (0.06)
                                                                    ============    ============


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows

            Nine months ended December 26, 1998 and December 27, 1997
                                   (Unaudited)

                                                                                   December 26,   December 27,
                                                                                       1998           1997
                                                                                   -----------    -----------
Cash flows from operating activities:
    Net loss                                                                       $  (506,681)   $  (702,716)
                                                                                   -----------    -----------

    Adjustments  to  reconcile  net  loss  to net  cash  provided  by  operating activities:
         Depreciation and amortization                                                 176,523        200,988
         Deferred rent                                                                    (923)       (87,492)
         Minority interest in net income (loss) of consolidated
            subsidiary                                                                  63,140        (19,454)
         Change in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                  Inventories                                                         (388,399)        92,665
                  Prepaid expenses and other current assets                             50,980         14,374
                  Other assets                                                          (3,287)       (85,747)
               Increase (decrease) in:
                  Accounts payable                                                   1,018,908      1,047,229
                  Accrued liabilities                                                  193,614        123,746
                                                                                   -----------    -----------

                     Net cash provided by operating activities                         603,875        583,593
                                                                                   -----------    -----------

Cash flows from investing activities:
    Purchase of property and equipment                                                (170,594)       (61,385)
    Repayment of due from officers/shareholders                                         28,806         24,792
    Purchase of marketable investment securities                                    (1,032,621)    (2,624,267)
    Sales of marketable investment securities                                        1,488,729      1,506,756
                                                                                   -----------    -----------

                  Net cash provided by (used in) investing activities                  314,320     (1,154,104)
                                                                                   -----------    -----------

Cash flows from investing activities:
    Repayment of long-term debt                                                       (328,385)      (326,858)
                                                                                   -----------    -----------

                  Net cash used in financing activities                               (328,385)      (326,858)
                                                                                   -----------    -----------

                  Net increase in cash and cash equivalents                            589,810        897,369

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                                                                   December 26,   December 27,
                                                                                       1998           1997
                                                                                   -----------    -----------
Cash and cash equivalents, beginning of period                                       1,281,098      3,130,516
                                                                                   -----------    -----------

Cash and cash equivalents, end of period                                           $ 1,870,908    $ 2,233,147
                                                                                   ===========    ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                       $    28,600    $   115,722
                                                                                   ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     December 26, 1998 and December 27, 1997
                                   (Unaudited)

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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (87.5 percent of the outstanding stock of which was owned by the Parent, as of December 26, 1998). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended March 28, 1998.

     The results of operations for the nine months ended December 26, 1998, are not necessarily indicative of the operating results to be expected for the year ending April 3, 1999. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 27, 1997 quarterly financial information to conform to the presentation used in the (unaudited) December 26, 1998 financial information.

(2)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted earnings (loss) per share have been computed by dividing net earnings (loss), by the weighted average number of shares outstanding during the period.

                                                                     (Continued)
                                       8

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     December 26, 1998 and December 27, 1997
                                   (Unaudited)

     Basic and diluted loss per share were calculated as follows:

                                              Nine months    Nine months
                                                 ended          Ended
                                              -----------    -----------
                                              December 26,   December 27,
                                                  1998           1997

      Basic and diluted:
           Net loss                           $  (506,681)   $  (702,716)
                                              ===========    ===========

           Weighted average shares             12,158,209     12,158,209
                                              ===========    ===========

      Basic and diluted loss per share              (0.04)         (0.06)
                                              ===========    ===========

(3)  Marketable Securities

     The Company's debt and equity securities consisting of Treasury bills and equity investments, are considered available-for-sale at December 26, 1998 with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest and other income.

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended December 26, 1998, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

(5)  New Accounting Pronouncements

     In June 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and presentation of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Comprehensive income consists of net income and net unrealized gain (losses) on securities. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position on results of operations. Comprehensive income (loss) for the quarter and nine month period ended December 28, 1998 of $225,387 and $(492,649), respectively, included net income (loss) as reported in the accompanying condensed consolidated statements of operations plus a $14,000 after-tax effect of unrealized appreciation on marketable equity securities. The adoption of Statement 130 did not have a material impact on the Company's financial position, results of operations or cash flows.



                                                                     (Continued)
                                       9

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     December 26, 1998 and December 27, 1997
                                   (Unaudited)

     In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 is not expected to have an effect on the Company because it operates in a single segment.



                                                                     (Continued)
                                       10

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

Sales. The Company's net sales increased during the third quarter ended December 26, 1998 of the Company's fiscal year ending April 3, 1999 by approximately $214,780 or 4.2 percent, compared to the third quarter of fiscal 1998. The increase in sales is a result of the opening of one new store in the first quarter of fiscal 1999 offset by the closing of one store in the third quarter of fiscal 1998. Comparable store sales for the third quarter were down 1.3 percent. Sales for the thirty-nine weeks ended December 26, 1998 increased by approximately $77,000 or .59 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales, decreased from 61.7 percent in the previous year's third quarter to 58.9 percent for the third quarter ended December 26, 1998, as well as from 61.7 percent in the previous year first thirty-nine weeks to 59.4 percent in the current year's thirty-nine weeks ended December 26, 1998. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices and increases in purchase discounts.

Selling,  General  and  Administrative.   Selling,  general  and  administrative
expenses including depreciation, expressed as a percentage of net sales increased to 36.6 percent for the third quarter ended December 26, 1998 compared to 35 percent the prior year third quarter. Such increase is primarily attributable to the closing of one underperforming store in the third quarter of 1998 fiscal year offset by the opening of the Company's new store in Orlando, Florida. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 44.3 percent of the thirty-nine weeks ended December 26, 1998 compared to 43.1 percent the thirty-nine weeks ended December 27, 1997. The increase is primarily attributable to the fact that there were expenses incurred throughout the Company's first quarter of 1999 fiscal year relating to the new store although the new store did not actually open until late in the Company's first quarter of 1999 fiscal year.

Net Income (Loss). The Company had net income of approximately $211,000 for the third quarter ended December 26, 1998 compared to net income of approximately $129,000 for the third quarter ended December 27, 1997. The increase in net income is primarily attributable to the increase in gross profit percentage discussed above. The net loss for the thirty-nine weeks ended December 26, 1998 was approximately $507,000 compared to a net loss of approximately $703,000 for the thirty-nine weeks ended December 27, 1997. The decrease in net loss is primarily attributable to the increase in gross profit discussed above.


                                                                     (Continued)
                                       11

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

Long-Term  Obligations.   At  December  26,  1998,  the  Company  had  long-term
obligations of $488,625. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it will be required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has not incurred any costs as of December 26, 1998 relating to year 2000 compliance. The Company anticipates that the cost of the upgrade of its software from outside vendors will be approximately $20,000. The Company expects to purchase its upgraded software in April, 1999, and that testing and implementation will be completed by June, 1999. The Company is also in the process of completing its inventory of computer information technology and noninformation technology hardware systems to assess year 2000 compliance. The Company's five largest music suppliers dominate the music distribution industry. The Company believes that those five major suppliers will be 2000 ready. However, the Company currently has no practical alternatives if these major suppliers experience problems. Thus, there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition, if Year 2000 modifications are not properly completed in a timely manner by either the Company, or its suppliers, banks or any other entity with whom the Company conducts business.

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


                                                                     (Continued)
                                       12

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The adoption of Statement 131 is not expected to have an effect on the Company because it operates in a single segment.


                                                                     (Continued)
                                       13

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K

               On or about February 16, 1999, the Company filed a Form 8-K dated February 16, 1999 for the purpose of reporting on the projected date of this filing.



                                                                     (Continued)
                                       14

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    URT INDUSTRIES, INC.
                                    Registrant


Date: 3/12/99                       /s/ Allan Wolk
                                    --------------------------------------------
                                    Allan Wolk, Chairman of the Board, President
                                    (Principal Executive Officer)


Date: 3/12/99                       /s/ Jason Wolk
                                    --------------------------------------------
                                    Jason Wolk, Executive Vice President,
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)