Form 10-K
period 1999-04-03
URT INDUSTRIES INC
filed 1999-07-26
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   ----------

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended April 3, 1999               Commission File No. 0-6882


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

                              YES ___     NO _X_

The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 1999, approximately $460,000.

As of June 2, 1999, the registrant's transfer agent reported as issued and outstanding:

                    10,857,068 Shares of Class A Common Stock
                    1,348,141 Shares of Class B Common Stock

                                     PART I

Item 1.  BUSINESS

     URT Industries, Inc. ("URT" or the "Company"), a Florida corporation, began business in 1967. Since 1981, it has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT and certain of its directors and officers own approximately 93.5% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock. The remaining approximately 6.5% of PEC's common stock is owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches" stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ending with the fiscal year ended April 3, 1999 (the "1999 fiscal year"):


                                     1999         1998          1997         1996         1995
                                     ----         ----          ----         ----         ----
   Number of stores:
   At beginning of period             12           13            13           19           20
   Opened during period                1            0             0            0            1

   Closed during period               (1)          (1)           (0)          (6)          (2)
                                     ----         ----          ----         ----         ----

   At end of period                   12           12            13           13           19


     The twelve "Peaches" stores which are in operation are located in the following four states: Florida (six stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 6,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods.

     Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of URT and his brother, a former director of URT. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     For information concerning real property owned by PEC, see "Properties".

Trademarks

     PEC is the registered owner of and owns nationwide rights to the trade name, service mark and trademark "PEACHES" (the "Trademarks") in connection with the operation of the Retail Business.

Operation of the Peaches Stores

     The "Peaches" stores are all similar in appearance, except for PEC's mall-type store. They have distinct, wood paneled interiors, are decorated in a manner which identifies them as "Peaches" stores and carry a wide selection of prerecorded music as well as recorded and blank video tapes, accessory items and specialty items such as T-shirts and crates. Some stores are free standing and others are contiguous to other stores in shopping centers. At present, each "Peaches" store is managed by an individual director who is responsible for re-orders of merchandise and displaying merchandise sold in the store, hiring and firing personnel and other matters relating to store administration. Certain other matters, including pricing, relationships with landlords and the purchase and allocation of new releases, are handled by the home office. PEC has a computerized inventory control system in place at each of its stores.

     As of the last day of the 1999 fiscal year, PEC purchased merchandise from approximately 60 suppliers, among whom the principal ones during most of fiscal 1999 were BMG, EMI, PGD, SONY, Universal and WEA. Approximately 72% of the merchandise purchased during the 1999 fiscal year came from such principal suppliers. In PEC's fourth quarter of fiscal 1999, Seagram Co., Ltd, the owner of Universal, completed its purchase of PGD. This action has brought PEC's number of principal suppliers from six to five. Although PEC does not anticipate an adverse effect as a result of the above, it is unknown what impact, if any, this acquisition will have on the ongoing results of operations of PEC.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at any given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its principal suppliers may have a materially adverse effect on PEC's results of operations.

     Merchandise is delivered directly by suppliers to the stores. The usual terms received by PEC from suppliers provide for payment to be made within 60 days from the end of the month in which a net purchase was made. In addition, PEC normally receives an additional 30 to 120 days to pay for certain purchases during the course of the year. Such terms are usual in the industry.

     Under current industry practice, PEC is able to return merchandise, subject to certain limitations, to all of its major suppliers, who charge a penalty if returns exceed certain percentages of the dollar amounts of gross purchases. Such return policies do not have a materially adverse effect on PEC's business.

     Advertising in local newspapers and media is determined by consultation between each store director and PEC management. PEC also engages in cooperative advertising with suppliers who pay a portion of the cost. In addition to the director, each "Peaches" store is staffed with managers, cashiers and sales and stock room personnel. The stores are open seven days a week.

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 1999 fiscal year, sales between April and June were approximately 22% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 31% of total sales; and sales between January and March were approximately 25% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail, department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and super book stores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. For a discussion of actions taken to address such competitive factors, see "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS."

Employees

     As of the last day of the 1999 fiscal year, URT and PEC (hereinafter, collectively, the "URT Companies") had approximately 239 employees. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been good and there have been no work stoppages.

Intercorporate Agreements

     There are three agreements in place pertaining to the management of PEC. Two of such agreements are between URT and PEC and the third is between URT and Allan Wolk, URT's Chairman, President and Chief Executive Officer. Pursuant to such agreements, the following arrangements are in effect: for the period from January 1, 1996 through March 31, 2000, URT will continue to provide to PEC the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC is required to pay to Mr. Wolk during such period, so long as he continues to provide such services, a salary in the amount described below; the amount so paid by PEC to Mr. Wolk pursuant to such arrangement shall be credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them; and URT and PEC will continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary so payable by PEC to Mr. Wolk pursuant to such arrangements is $500,000 per annum, except that such amount was reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $300,000 per annum, effective January 1, 1998 and continuing until March 28, 1998, and to $250,000 per annum, effective April 1, 1998 and continuing until April 3, 1999.

     As a result of the above-described arrangements, the portion of Allan Wolk's total salary from the URT Companies which was assumed by PEC was reduced from $375,000 during the 1998 fiscal year to $250,000 during the 1999 fiscal year. During both the 1999 and 1998 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.

Item 2.  PROPERTIES

     The headquarters for URT and PEC (the "URT Companies") are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage to an institutional lender.

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

Item 3.      LEGAL PROCEEDINGS

     In April, 1999, PEC instituted a legal action in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida against the landlord with respect to one of its Orlando, Florida stores. Among the allegations in the complaint are fraudulent misrepresentations as to the nature of the landlord's shopping center. PEC is seeking all available remedies in both law and equity. The action is presently pending.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS

Price Range of Common Stock

     URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                                            Bid Prices       Asked Prices
                                                            ----------       ------------
                                                           High    Low       High     Low
1997
        Quarter ended March 31,                            .04     .03       .05       .05
        Quarter ended June 30,                             .04     .03       .06       .05
        Quarter ended Sept. 30,                            .03     .03       .05       .05
        Quarter ended Dec. 31,                             .03     .03       .05       .05

1998
        Quarter ended March 31,                            .03     .03       .05       .05
        Quarter ended June 30,                             .05     .03       .08       .05
        Quarter ended September 30,                        .05     .05       .08       .07
        Quarter ended December 31,                         .05     .045      .07       .065

1999
        Quarter ended March 31,                           .06      .045       .07       .065
        Quarter through June 1,                           .06      .05        .07       .06

     The following table sets forth the closing high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                                            Bid Prices       Asked Prices
                                                            ----------       ------------
                                                           High    Low       High     Low
1997
        Quarter ended March 31,                            .03     .03       .12       .12
        Quarter ended June 30,                             .035    .025      .12       .12
        Quarter ended Sept. 30,                            .025    .025      .12       .12
        Quarter ended Dec. 31,                             .025    .025      .12       .12

1998
        Quarter ended March 31,                            .025    .025      .12       .12
        Quarter ended June 30,                             .025    .025      .12       .12
        Quarter ended Sept. 30,                            .025    .025      .12       .12
        Quarter ended Dec. 31,                             .025    .025      .12       .12

1999
        Quarter ended March 31,                            .03     .025      .12       .12
        Quarter through June 1,                            .03     .03       .12       .12

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

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of URT's equity securities as of June 2, 1999, based on information supplied by URT's transfer agent:

                                                            Number of Record
                 Title of Class                                 Holders
                 --------------                                 -------

                Class A Common Stock, $.01 par value             4,547

                Class B Common Stock, $.01 par value             1,143

Item 6. SELECTED FINANCIAL DATA


          The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                             April 3,        March 28,       March 29,       March 30,        April 1,
                                               1999            1998            1997            1996            1995
                                           ------------    ------------    ------------    ------------    ------------
Operating statement data:
    Net sales                              $ 17,480,467      17,077,501      18,109,119      23,626,489      31,960,986

    Net loss                                   (646,684)       (874,862)     (1,161,786)     (2,161,535)     (1,759,085)

    Basic and diluted earnings per
       share (1)                                  (0.05)          (0.07)          (0.09)          (0.17)          (0.14)

    Weighted average number of
       common shares outstanding (1)         12,158,209      12,158,209      12,637,634      12,637,634      12,674,448

Balance sheet data:
    Working capital excluding
       liabilities subject to compromise
       in 1996                             $    957,004       1,531,303       3,174,312       9,188,083       5,168,136

    Total assets                              5,460,034       6,783,328       8,068,055      12,788,918      14,647,795

    Current portion of long-term
       obligations                              108,280         732,319         730,239         124,774         110,028

    Long-term obligations                       469,759         578,127       1,337,190         810,367         929,654

    Liabilities subject to compromise              --              --              --         5,671,434            --

    Shareholders' equity                      1,823,328       2,466,753       3,341,615       4,503,401       6,702,841


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

Results of Operations

FISCAL YEAR ENDED APRIL 3, 1999 ("1999") COMPARED TO FISCAL YEAR ENDED MARCH 28, 1998 ("1998")

Net sales for 1999 increased $403,000 or 2.4 percent compared to 1998. The increase is primarily due to the fact that the Company operated one more store for a portion of 1999 offset by a comparable store decrease of 1.6 percent.

Cost of sales, as a percentage of net sales, decreased from 61.5 percent in 1998 to 59.3 percent in 1999. Such decrease is primarily attributable to an increase in certain retail prices and increases in purchase discounts.

Selling, general and administrative expenses, including depreciation, expressed as a percentage of net sales increased to 44.6 in 1999 compared to 43.8 in 1998. The increase is primarily attributable to expenses incurred throughout the Company's first quarter of 1999 relating to the new store that did not actually open until after the first quarter began.

The Company had a net loss of $647,000 in 1999 compared with a net loss of $875,000 in 1998. The reduction of net loss is primarily attributable to the increase in gross profit percentage discussed above, a decrease in interest expense as well as an approximately $45,000 reduction of net loss due to the fact that fiscal 1999 was a 53 week year while fiscal 1998 was a 52 week year.

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

The Company incurred a net loss of $875,000 in 1998 versus a net loss of $1,163,000 in 1997. The reduction of net loss is attributed to an increase in gross profit percentage and a decrease in expenses as discussed above.

The Company's primary suppliers have taken steps to help protect the retail marketplace from certain low cost retailers of music. These steps have included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, have helped the Company to restore itself to a more competitive position. Another factor which has had a positive effect on the Company's performance is the increase in gross profit percentage. Also, PEC's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

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

The Company incurred a net loss of approximately $1,163,000 in 1997 versus a net loss of approximately $2,162,000 in 1996. The significant reduction of net loss is attributed to the benefits of the Chapter 11 proceeding. However, such benefits were offset by professional fees and lost gross profits as a result of not obtaining similar terms from trade creditors to those that existed prior to the Chapter 11 proceeding until approximately the first quarter of 1998, at which time the Company's primary suppliers provided terms with respect to purchases and returns that were the same as those in place prior to the Petition Date. Also, further overhead reductions were not evident until 1998.

Liquidity and Capital Resources

Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management used cash on hand as well as funds received from its landlord for the building of the new store which opened in May 1998. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements accompanying this Form 10-K.

At April 3, 1999, the Company had long-term obligations of $469,759. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

For a discussion of URT's guaranty of certain PEC obligations to creditors in connection with the Chapter 11 proceeding and for a discussion of URT's agreement with PEC to take any necessary action to see that funds are available to cover any shortfalls up to April 2, 2000, see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

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

The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and expects that testing and implementation will be completed by August, 1999. The total anticipated cost of the upgrade of the Company's software is approximately $20,000. However, there can be no absolute assurance that the Company can successfully implement the necessary upgrades to its computer systems. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.

New Accounting Policies

In June, 1997, the FASB issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements and is effective for fiscal years beginning after December 31, 1997. Adoption of Statement 130 did not have a material effect on the Company's financial position, results of operations or cash flows.

In 1997, the FASB issued Statement of Financial Accounting Standard No. 131, "Disclosure about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports to shareholders. Statement 131 is effective for financial statements for the periods beginning after December 15, 1997. The Company operates as one segment.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company's exposure to changes in interest rates is limited to cash, cash equivalents, investments and long-term debt. Changes in interest rates by 10% would not have a material impact on the Company's financial position or results of operations.

Item 8. FINANCIAL STATEMENTS


                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                        Consolidated Financial Statements

                        April 3, 1999 and March 28, 1998

                   (With Independent Auditors' Report Thereon)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                Table of Contents


                                                                                                     Page
                                                                                                 --------------
Independent Auditors' Report                                                                          F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets as of April 3, 1999 and March 28, 1998                               F-3

     Consolidated  Statements of Operations and Comprehensive Income for each of the years in
        the three-year period ended April 3, 1999                                                     F-4

     Consolidated  Statements of Shareholders' Equity for each of the years in the three-year         F-6
        period ended April 3, 1999

     Consolidated  Statements  of Cash Flows for each of the years in the  three-year  period         F-7
        ended April 3, 1999

Notes to Consolidated Financial Statements                                                            F-9

                          Independent Auditors' Report


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Hallandale, Florida:

We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and subsidiaries (the "Company") as of April 3, 1999 and March 28, 1998, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for each of the years in the three-year period ended April 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and subsidiaries as of April 3, 1999 and March 28, 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended April 3, 1999 in conformity with generally accepted accounting principles.





May 28, 1999                                                            KPMG LLP
Ft. Lauderdale, Florida


                                      -14-
                                      (F-2)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                        April 3, 1999 and March 28, 1998

                                 Assets                           1999           1998
                                                              -----------    -----------
Current assets:
    Cash and cash equivalents                                 $   927,982      1,281,098
    Marketable investment securities                              439,640      1,032,740
    Inventories                                                 2,309,600      2,433,433
    Current portion due from officers/shareholders                 42,769         45,302
    Prepaid expenses and other current assets                     291,809        387,048
                                                              -----------    -----------

            Total current assets                                4,011,800      5,179,621

Property and equipment, net                                     1,249,289      1,364,333
Due from officers/shareholders                                      3,385         37,722
Other assets                                                      195,560        201,652
                                                              -----------    -----------

                                                              $ 5,460,034      6,783,328
                                                              ===========    ===========
                    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                  $   108,280        732,319
    Accounts payable                                            2,240,109      2,014,674
    Accured liabilities                                           706,407        901,325
                                                              -----------    -----------

            Total current liabilities                           3,054,796      3,648,318

Long-term obligations                                             469,759        578,127
Deferred rent                                                      63,030         62,834
Minority interest in a subsidiary                                  49,121         27,296
                                                              -----------    -----------

            Total liabilities                                   3,636,706      4,316,575
                                                              -----------    -----------

Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares
       authorized; 15,317,454 shares issued                       153,175        153,175
    Additional paid-in capital                                  5,542,152      5,542,152
    Retained deficit                                           (2,856,923)    (2,210,239)
    Accumulated other comprehensive income - net unrealized
       appreciation on investment securities                        3,259           --
                                                              -----------    -----------
                                                                2,841,663      3,485,088
    Treasury stock, 3,159,245 common shares at cost            (1,018,335)    (1,018,335)
                                                              -----------    -----------

            Total shareholders' equity                          1,823,328      2,466,753

Commitments and contingencies
                                                              -----------    -----------

                                                              $ 5,460,034      6,783,328
                                                              ===========    ===========


See accompanying notes to consolidated financial statements.


                                      -15-
                                      (F-3)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

         Consolidated Statements of Operations and Comprehensive Income

       For each of the years in the three-year period ended April 3, 1999

                                                                     1999            1998            1997
                                                                 ------------    ------------    ------------
Net sales                                                        $ 17,480,467      17,077,501      18,109,119
                                                                 ------------    ------------    ------------

Cost and expenses:
    Cost of sales                                                  10,361,351      10,501,123      11,453,125
    Selling, general and administrative expenses                    7,488,565       7,200,524       7,762,242
    Depreciation and amortization                                     305,226         274,943         454,047
                                                                 ------------    ------------    ------------

                                                                   18,155,142      17,976,590      19,669,414
                                                                 ------------    ------------    ------------

          Loss from operations                                       (674,675)       (899,089)     (1,560,295)
                                                                 ------------    ------------    ------------

Other (expense) income:
    Interest expense                                                 (101,174)       (167,085)        (88,345)
    Interest income                                                    45,052         105,614         155,888
    Other income                                                       57,938          99,264         108,957
                                                                 ------------    ------------    ------------

                                                                        1,816          37,793         176,500
                                                                 ------------    ------------    ------------

          Loss before reorganization costs, income taxes,
            minority interest and extraordinary gain                 (672,859)       (861,296)     (1,383,795)
                                                                 ------------    ------------    ------------

Reorganization costs:
    Professional fees                                                    --           (44,000)       (379,645)
                                                                 ------------    ------------    ------------

                                                                         --           (44,000)       (379,645)
                                                                 ------------    ------------    ------------
          Loss before income taxes, minority interest and
            extraordinary gain                                       (672,859)       (905,296)     (1,763,440)

Provision for income taxes                                               --              --              --
                                                                 ------------    ------------    ------------

          Loss before minority interest and extraordinary gain       (672,859)       (905,296)     (1,763,440)

Minority interest in net loss of consolidated subsidiary              (26,175)        (30,434)       (115,275)
                                                                 ------------    ------------    ------------

          Loss before extraordinary gain                             (646,684)       (874,862)     (1,648,165)

Extraordinary gain due to reorganization (note 2)                        --              --           486,379
                                                                 ------------    ------------    ------------

          Net loss                                               $   (646,684)       (874,862)     (1,161,786)
                                                                 ============    ============    ============

Other comprehensive income:
    Net unrealized appreciation on investment securities, net
       of tax                                                           3,259            --              --
                                                                 ------------    ------------    ------------

          Comprehensive loss                                     $   (643,425)       (874,862)     (1,161,786)
                                                                 ============    ============    ============

Basic and diluted earnings per common share:
    Loss before extraordinary gain                               $      (0.05)          (0.07)          (0.13)
    Extraordinary gain                                                   --              --              0.04
                                                                 ------------    ------------    ------------

          Net loss                                               $      (0.05)          (0.07)          (0.09)
                                                                 ============    ============    ============

See accompanying notes to consolidated financial statements.


                                      -16-
                                      (F-4)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 Consolidated Statements of Shareholders' Equity

       For each of the years in the three-year period ended April 3, 1999



                                           Common stock issued
                                  ------------------------------------
                                                 Shares
                                  ------------------------------------
                                   Class "A"    Class "B"      Amount
                                  ----------   ----------   ----------

Balance, March 30, 1996           13,764,588    1,552,866   $  153,175

    Net loss                            --           --           --
                                  ----------   ----------   ----------

Balance, March 29, 1997           13,764,588    1,552,866      153,175

    Net loss                            --           --           --
                                  ----------   ----------   ----------

Balance, March 28, 1998           13,764,588    1,552,866      153,175

    Net loss                            --           --           --

    Net unrealized appreciation         --           --           --
                                  ----------   ----------   ----------

Balance, April 3, 1999            13,764,588    1,552,866   $  153,175
                                  ==========   ==========   ==========


See accompanying notes to consolidate financial statements.


                                      -17-
                                      (F-5)

                                             Treasury stock
                                  ------------------------------------                              Accumulated
                                                 Shares                    Capital                     Other
                                  ------------------------------------    in excess     Retained   Comprehensive
                                   Class "A"    Class "B"     Amount        of par       deficit       Income        Total
                                  ----------   ----------   ----------    ----------   ----------    ----------    ----------
Balance, March 30, 1996            2,907,520      251,725   (1,018,335)    5,542,152     (173,591)         --       4,503,401

    Net loss                            --           --           --            --     (1,161,786)         --      (1,161,786)
                                  ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balance, March 29, 1997            2,907,520      251,725   (1,018,335)    5,542,152   (1,335,377)         --       3,341,615

    Net loss                            --           --           --            --       (874,862)         --        (874,862)
                                  ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balance, March 28, 1998            2,907,520      251,725   (1,018,335)    5,542,152   (2,210,239)         --       2,466,753

    Net loss                            --           --           --            --       (646,684)         --        (646,684)

    Net unrealized appreciation         --           --           --            --           --           3,259         3,259
                                  ----------   ----------   ----------    ----------   ----------    ----------    ----------

Balance, April 3, 1999             2,907,520      251,725   (1,018,335)    5,542,152   (2,856,923)        3,259     1,823,328
                                  ==========   ==========   ==========    ==========   ==========    ==========    ==========


                                      -18-
                                      (F-6)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended April 3, 1999


                                                                   1999           1998           1997
                                                                -----------    -----------    -----------
Cash flows from operating activities:
    Net loss                                                    $  (646,684)      (874,862)    (1,161,786)
    Adjustments to reconcile net loss to net cash (used in)
       provided by operating activities:
          Extraordinary gain                                           --             --         (486,379)
          Depreciation and amortization                             305,226        274,943        454,047
          Deferred rent                                                 196        (93,202)       (44,687)
          Minority interest in net loss of consolidated
            subsidiary                                               21,825        (30,434)      (115,275)
          Changes in assets and liabilities affecting cash
            flows from operating activities:
               (Increase) decrease in:
                   Inventories                                      123,833        422,061         25,200
                   Prepaid  expenses and other current assets        95,239        (54,094)       271,492
                   Refundable income taxes                             --             --            9,136
                   Other assets                                       6,092        (20,362)        10,589
               Increase (decrease) in:
                   Accounts payable                                 225,435        642,805      1,268,831
                   Accrued liabilities                             (194,918)      (172,051)      (128,800)
                   Liabilities subject to compromise                   --             --       (1,854,514)
                                                                -----------    -----------    -----------

                   Net cash (used in) provided by operating
                      activities                                    (63,756)        94,804     (1,752,146)
                                                                -----------    -----------    -----------

Cash flows from investing activities:
    Purchase of marketable investment securities                 (1,469,002)    (2,624,119)          --
    Sale of marketable investment securities                      2,065,361      1,591,379      1,761,336
    Purchases of property and equipment                            (190,182)      (180,192)       (44,885)
    Due from officers/shareholders                                   36,870         25,693         32,837
                                                                -----------    -----------    -----------

                   Net cash provided by (used in) investing
                      activities                                    443,047     (1,187,239)     1,749,288
                                                                -----------    -----------    -----------

                                                                     (Continued)

                                      -19-
                                      (F-7)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

       For each of the years in the three-year period ended April 3, 1999


                                                              1999           1998           1997
                                                           -----------    -----------    -----------
Cash flows from financing activities:
    Repayment of long-term obligations                     $  (732,407)      (756,983)      (124,687)
                                                           -----------    -----------    -----------

               Net cash used in financing activities          (732,407)      (756,983)      (124,687)
                                                           -----------    -----------    -----------

               Net decrease in cash and cash equivalents      (353,116)    (1,849,418)      (127,545)

Cash and cash equivalents, beginning of year                 1,281,098      3,130,516      3,258,061
                                                           -----------    -----------    -----------

Cash and cash equivalents, end of year                     $   927,982      1,281,098      3,130,516
                                                           ===========    ===========    ===========

Supplemental  disclosures of cash flow information:
    Cash paid (received) during the period for:
       Interest                                            $   101,173        167,085         88,345
                                                           ===========    ===========    ===========


Supplemental schedule of non-cash operating and investing activities relating to the reorganization:

Liabilities subject to compromise, March 30, 1996                     $5,671,434
   Less:
      Inventory returns for credit                                     2,073,566
   Cash paid                                                           1,854,514
   Extraordinary gain [(primarily as a result of lease
      rejection claims (note 2)]                                         486,379
                                                                      ----------

Long-term obligations, March 29, 1997                                 $1,256,975
                                                                      ==========


See accompanying notes to consolidated financial statements.


                                      -20-
                                      (F-8)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997



(1)  Organization and Basis of Presentation

     URT Industries, Inc. and subsidiaries (the "Company") is engaged in the business of retailing prerecorded music, video and accessory items, principally in the Southeastern United States. The Company operates in a single-industry segment, the operation of a chain of retail entertainment stores. The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent" or "URT") and its wholly owned nonoperating subsidiary, whose business was discontinued in 1984, and its 87.5 percent-owned subsidiary, Peaches Entertainment Corporation ("Peaches").

(2)  Confirmation of Amended Plan of Reorganization

     On January 16, 1996 (the "Petition Date"), Peaches commenced reorganization proceedings under Chapter 11 of the United States Bankruptcy Code. An amended plan of reorganization was confirmed by the Bankruptcy Court on January 17, 1997 (the "confirmation date"), and became effective February 3, 1997 (the "effective date"), subject to satisfaction of certain conditions which were satisfied February 19, 1997. All trade and nontrade suppliers received 100 percent of their allowed claims which were either paid on the effective date or are reflected in current and long-term obligations in the financial statements, payable primarily over a two-year period from the effective date. As of April 3, 1999, all trade and non-trade suppliers have been paid 100 percent of their allowed claims. The mortgage holder will receive 100 percent of the allowed claim, with interest, except the balloon payment was extended from September 1997 to September 2002. Landlords, under the leases rejected by Peaches, in connection with the bankruptcy filing, were entitled to 30 percent of the allowed claims with respect to such leases, all of which were paid on the effective date. Peaches recorded in 1997 an extraordinary gain of $486,379 primarily as a result of the settlement of lease rejection claims.

(3)  Liquidity

     As of April 3, 1999, the Company has a net worth of approximately $1.8 million. Since 1993, the Company has incurred operating losses and has an accumulated deficit balance of approximately $2.9 million at April 3, 1999. In 1996, Peaches commenced reorganization proceedings under Chapter 11 and in the last quarter of 1997 Peaches plan of reorganization was confirmed. The Company believes that it has benefited from the reorganization, which includes the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouses, and the termination of other unprofitable business arrangements.

     Additionally, the Company's primary suppliers have taken steps to help protect the retail marketplace from certain low-cost retailers of music including non-traditional music outlets such as appliance retailers and super book stores, some of whom have used very aggressive price cutting tactics including selling some products below actual cost in order to attract customers and sell non-music and video products. These steps have included not disbursing cooperative advertising funds to retailers which engage in low-cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately above, have helped the Company to restore itself to a more competitive position. Other

                                                                     (Continued)


                                      -21-
                                      (F-9)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     factors which have had a positive effect on the Company's performance are the increase in gross-profit percentage and reduction of certain expenses. The Company's ability to achieve sustained profitable operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures and successfully competing with larger retailers with greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.

(4)  Summary of Significant Accounting Policies

     (a)  Principles of Consolidation

          The consolidated financial statements include the accounts of URT Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     (b)  Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal year ended April 3, 1999, consisted of 53 weeks. The fiscal years ended March 28, 1998 and March 29, 1997 consisted of 52 weeks, respectively.

     (c)  Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents totaled $345,528 and 407,499 at April 3, 1999 and March 28, 1998, respectively. The carrying amount of cash and cash equivalents approximates fair market value because of the short-term maturity of these investments. The fair values are estimated based on quoted market prices for these or similar instruments.

     (d)  Marketable Investment Securities

          The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities, effective April 3, 1994. Securities consisting of Treasury bills and equity investments are considered available-for-sale at April 3, 1999 with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in shareholders' equity. Realized gains and losses are included in interest and other income.

     (e)  Inventories

          Inventories, comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight-in, or market.


                                                                     (Continued)

                                      -22-
                                     (F-10)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


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

     (h)  Reorganization Costs

          Reorganization costs include professional fees relating to legal, accounting and consulting services provided in connection with the Chapter 11 proceedings.

     (i)  Use of Estimates by Management

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates.


                                      -23-
                                     (F-11)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     (j) Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. This Statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations or liquidity.

     (k)  Comprehensive Income

          On March 29, 1998, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statement of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations. Prior year financial statements have been reclassified to conform to the requirements of SFAS No. 130.

     (l)  Reclassifications

          Certain amounts in the 1998 and 1997 consolidated financial statements have been reclassified to conform with the 1999 presentation.

(5)  Earnings Per Share

     In December 1997, the Company adopted the provisions of SFAS No. 128, Earnings Per Share which establishes new standards for computing and presenting earnings per share. Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

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


                                                                     (Continued)

                                      -24-
                                     (F-12)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     The following are reconciliations of the numerators and denominators of the basic and diluted earnings per share computations for net loss for each of the years in the three-year period ended April 3, 1999.

     Basic and diluted earnings per share were calculated as follows:

                                     April 3,       March 28,       March 29,
                                       1999           1998            1997
                                   -------------   ------------    -----------

Basic and diluted:
     Net loss                      $    (646,684)      (874,862)    (1,161,786)
                                   =============   ============    ===========

     Weighted average shares          12,158,209     12,158,209     12,637,634
                                   =============   ============    ===========

Net loss per share                 $        (.05)          (.07)          (.09)
                                   =============   ============    ===========

(6)  Due From Officers/Shareholders

     Due from officers/shareholders consist of the following at April 3, 1999 and March 28, 1998:

                                                        April 3,       March 28,
                                                          1999           1998
                                                        --------       --------

Unsecured loans made to one
     officer/shareholder  and one former
     officer/shareholder;  proceeds   of
     the  loans  were  used to  purchase
     shares of the Company's Class A and
     Class B  common  stock  in the open
     market  from  an  unrelated  party,
     interest 8 percent                                 $ 46,154         83,024
Less current portion                                     (42,769)       (45,302)
                                                        --------       --------

                                                        $  3,385         37,722
                                                        ========       ========

     The promissory note agreements with the two officers/shareholders are payable with interest at 8 percent in 96 equal, consecutive monthly installments through March 31, 2000.

     Under amended and restated employment agreements with these officers/shareholders [(note 10(c)], the required loan payments will be credited as compensation for the officer/shareholder. Effective March 1996, a former officer/shareholder is required to repay the loan in consecutive monthly installments of $471.


                                                                     (Continued)

                                      -25-
                                     (F-13)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(7)  Property and Equipment, Net

     Property and equipment consist of the following at April 3, 1999 and March 28, 1998:

                                                         1999           1998
                                                     -----------    -----------

Land                                                 $   421,860        395,570
Building                                                 538,093        538,093
Leasehold improvements                                 1,194,053      1,483,791
Furniture and equipment                                  652,180        710,229
Building under capitalized lease                         206,964        206,964
                                                     -----------    -----------
                                                       3,013,150      3,334,647
Less accumulated depreciation and amortization        (1,763,861)    (1,970,314)
                                                     -----------    -----------

                                                     $ 1,249,289      1,364,333
                                                     ===========    ===========

(8)  Long-Term Obligations

     Long-term obligations consists of the following at April 3, 1999 and March 28, 1998:

                                                        1999            1998
                                                    -----------     -----------

Capital lease obligation, due in monthly
     installments of $3,382, including
     interest at 17.5%; final payment
     due March 2005                                 $   150,137         163,178

Mortgage payable, due in equal
     installments of $2,981 per month,
     plus interest at prime plus 0.5%;
     collateralized by the mortgaged
     property with depreciated cost of
     $768,088; final balloon payment of
     $245,700 due September 2002 (note 2)               370,912         406,688

Settlement agreement with former
     officer/shareholder, due in monthly
     installments of $5,699, final
     payments due January 2000                           56,990         125,465

Promissory notes, due in installments of
     $26,744 for 21 months and one
     payment of $347,675 (paid in
     February 1999), plus interest at
     prime; collateralized by inventory
     and guaranteed by the Parent (note 2)                 --           615,115
                                                    -----------     -----------
                                                        578,039       1,310,446
Less current portion                                   (108,280)       (732,319)
                                                    -----------     -----------

                                                    $   469,759         578,127
                                                    ===========     ===========


                                                                     (Continued)

                                      -26-
                                     (F-14)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $113,000 for 1999, 1998 and 1997.

     The following represents future minimum lease payments under the capital lease obligation:

                     Fiscal year                                         Amount
------------------------------------------------------                  --------

                        2000                                            $ 40,600
                        2001                                              40,600
                        2002                                              40,600
                        2003                                              40,600
                        2004                                              40,600
                     Thereafter                                           40,600
                                                                        --------
Total minimum lease payments                                             243,600

Less amount representing interest                                         93,463
                                                                        --------

Present value of minimum lease payments                                 $150,137
                                                                        ========

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, to maturity, are as follows:

                     Fiscal year                                         Amount
------------------------------------------------------                  --------

                        2000                                            $ 92,765
                        2001                                              35,775
                        2002                                              35,775
                        2003                                             263,587
                        2004                                                --
                     Thereafter                                             --
                                                                        --------

                                                                        $427,902
                                                                        ========

     The Company has a standby letter of credit of $75,600 available to a landlord that was not drawn upon as of April 3, 1999. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, one of the Company's banks is obligated to provide an irrevocable letter of credit of $150,000. No letters of credit were drawn upon as of April 3, 1999.


                                                                     (Continued)

                                      -27-
                                     (F-15)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(9)  Accrued Liabilities

     Accrued liabilities consist of the following at April 3, 1999 and March 28, 1998:

                                                         1999        1998
                                                       --------    --------

     Gift certificate and credit slip liability        $156,818     155,873
     Payroll and related benefits                        42,670     102,244
     Sales and real estate taxes payable                131,556     141,446
     Accrued overhead expenses                          255,916     343,814
     Other                                              119,447     157,948
                                                       --------    --------

                                                       $706,407     901,325
                                                       ========    ========

(10) Commitments and Contingencies

     (a)  Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred in each of the years in the three-year period ended April 3, 1999. Most of the leases contain renewal options.

          The aggregate minimum rental commitments under all noncancelable operating leases at April 3, 1999 are as follows:

                     Fiscal year                                 Amount
------------------------------------------------------       ----------------

                        2000                                 $      1,229,827
                        2001                                        1,148,775
                        2002                                          986,891
                        2003                                          948,733
                        2004                                          901,761
                     Thereafter                                     5,246,565
                                                             ----------------

                                                             $     10,462,552
                                                             ================

          Rental expense under noncancelable operating leases, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to approximately $1,417,000, $1,175,000 and $1,248,000, respectively, for each of the years in the three-year period ended April 3, 1999.

          Rental expense on stores owned by two directors and/or their relatives was $164,062, $131,250 and $131,250, respectively, for each of the years in the three-year period ended April 3, 1999.


                                                                     (Continued)

                                      -28-
                                     (F-16)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


     (b)  Legal Matters

          The Company is a party to various other claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition will not have a material impact on the financial position or results of operations of the Company.

     (c)  Employment Agreements

          As amended January 1, 1996, the Company entered into an amended and restated employment agreement with an officer, through March 31, 2000, with an aggregate annual average base compensation of approximately $720,000, including amounts payable by Peaches to such officer under the revised Management Agreement [see note 10(d)]. In October 1997, the annual base compensation was reduced by $150,000. In addition, the officer shall be credited, as compensation, with the monthly amounts payable by him to the Company under promissory note (note 6).

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

     (d)  Management Agreement

          On March 29, 1993, as amended, URT entered into a management and intercorporate agreement (the "Management Agreement") with Peaches whereby Peaches was required to pay URT an annual fee; URT was required to provide Peaches with the services of the person who is the president and chairman; URT was required to pay Peaches for certain accounting and administrative services performed by Peaches; and so long as URT and Peaches filed consolidated income tax returns, their respective liabilities for such taxes would be equitably apportioned as provided in such agreement. These transactions were eliminated in the consolidation. Effective as of the close of business on December 31, 1995, the Management Agreement was terminated and replaced with three new agreements which became effective January 1, 1996 through March 31, 2000. In lieu of paying a management fee to URT, the three new agreements require payment to URT's president and chairman as long as he continues to provide services similar to those performed under the original Management Agreement of $500,000 per annum, except that such amount has been reduced to $400,000 per annum, effective March 1, 1997 and continuing until February 28, 1999, and except further that such amount was further reduced to $250,000 per annum, effective January 1, 1998 and continuing until April 3, 1999.


                                                                     (Continued)

                                      -29-
                                     (F-17)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(11) Shareholders' Equity

     Authorized shares of common stock as of April 3, 1999 and March 28, 1998 were 20,000,000 Class A and 10,000,000 Class B shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.

(12) Income Taxes

     The provision for income taxes consists of:

                                                   1999      1998      1997
                                                   ----      ----      ----

     Current:
          Federal                                  $--        --        --
          State                                     --        --        --
                                                   ----      ----      ----
                                                    --        --        --
     Deferred:
          Federal                                   --        --        --
          State                                     --        --        --
                                                   ----      ----      ----

                                                   ----      ----      ----
                                                    --        --        --

                                                   $--        --        --
                                                   ====      ====      ====

       Reasons for differences between income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes and minority interest were:

                                                  1999         1998         1997
                                               ---------    ---------    ---------
Income tax benefit at  applicable  statutory
     tax rate of loss before income taxes
                                               $(220,000)    (308,000)    (395,000)
Add:
     State income tax benefit, net of
        federal benefit                          (36,000)     (34,000)     (43,000)
     Change in valuation allowance               225,000      707,000      282,000
     Capitalized reorganization expenses
        and other permanent differences             --           --         52,000
     Adjustments to net operating loss
        carryovers and other deferred tax
        assets                                    24,000     (387,000)      78,000
     Other                                         7,000       22,000       26,000
                                               ---------    ---------    ---------

Income tax provision for the year              $    --           --           --
                                               =========    =========    =========


                                                                     (Continued)

                                      -30-
                                     (F-18)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997



     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 3, 1999 and March 28, 1998 are presented below.

                                                             1999           1998
                                                         -----------    -----------
Deferred tax assets:
     Inventories, principally due to additional  costs
        capitalized for tax purposes                     $    64,000         80,000
     Property and equipment, net, principally due to
        differences in depreciation                          296,000        249,000
     Accrued rent, principally due to accrual for
        financial reporting purposes                          25,000         31,000
     NOL carryforward                                      2,497,000      2,282,000
     Accrued expenses                                         48,000         65,000
     Other                                                    38,000         36,000
                                                         -----------    -----------

           Total gross deferred tax assets                 2,968,000      2,743,000

     Less valuation allowance                             (2,968,000)    (2,743,000)
                                                         -----------    -----------

           Net deferred tax assets                       $      --             --
                                                         ===========    ===========

     At April 3, 1999, the Company has a net operating loss carryforward for federal income tax purposes of approximately $6,325,276 which is available to offset future federal taxable income, if any, through 2013.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of April 3, 1999 and March 28, 1998 was $2,968,000 and $2,743,000, respectively. The net change in the total valuation allowance for the years ended April 3, 1999 and March 28, 1998 was an increase of approximately $225,000 and $707,000, respectively.

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


                                                                     (Continued)

                                      -31-
                                     (F-19)

                      URT INDUSTRIES, INC. AND SUBSDIARIES

                   Notes to Consolidated Financial Statements

                April 3, 1999, March 28, 1998 and March 29, 1997


(14) Business and Credit Concentrations

     The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. The number of stores and types of competitors faced by the Company's stores increased significantly, including non-mall discount stores, consumer electronics superstores and other mall-based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors, openings and closings of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

     Peaches purchased approximately 77 percent and 74 percent of its merchandise from seven principal suppliers during the fiscal year ended April 3, 1999 and March 28, 1998, respectively. Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, if the Company was to lose one of its principal suppliers, it may have a material adverse effect on the Company's results of operations and financial position.


                                      -32-
                                     (F-20)

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

                None.

                                    PART III

Item 10.        DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of URT are:

         Name             Position                                        Age
         ----             --------                                        ---

     Allan Wolk       Chairman of the Board,
                       President (Chief Executive
                       Officer) and Director                               61

     Brian Wolk       Executive Vice-President, Chief Legal                34
                      Officer and Director

     Jason Wolk       Executive Vice-President, Chief
                      Financial Officer (Principal Financial
                      and Accounting Officer), Treasurer and Director      32


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

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities during the 1999 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and (ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000 and who served as executive officers during the 1999 fiscal year:

Summary Compensation Table

                          Annual Compensation                                         Long Term Compensation Awards
                          -------------------                                         -----------------------------
                                                                                                       Payouts
                                                                                                       -------

                                                                                                        Long
                                                                                            Options/    Term
                                                                                            Stock       Incen.
                                                      Other               Restricted        App.        Plan         All
Name and            Fiscal    Salary      Bonus       Annual              stock             Rights      Pay-outs     Other
position            Year      ($)         ($)         Compensation($)     award(s)($)       (#)         ($)          Compensation($)
--------            ----      ---         ---         ---------------     -----------       ---         ---          ---------------
Allan Wolk,         1999      546,849      -0-        100,169(1)             -0-              -0-        -0-              -0-
Chairman,           1998      679,474      -0-        110,358(1)             -0-              -0-        -0-              -0-
Pres.  & CEO        1997      616,714      -0-        101,446(1)             -0-              -0-        -0-              -0-

-------------
(1) Such amounts include life insurance premiums ($66,457 for the 1999 fiscal year) and amounts credited to Mr. Wolk under his employment agreement against amounts owed to URT.

Employment Contracts

     Mr. Wolk is employed under an employment agreement dated October 1, 1994 (the "1994 Agreement"), which was amended as described below. The term of Mr. Wolk's employment under the 1994 Agreement, as so amended, continues until March 31, 2000. The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 through March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996 and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under the March 31, 1992 employment agreement (the "1992 Agreement") which the 1994 Agreement replaces). A 1997 amendment to the 1994 Agreement further reduced Mr. Wolk's annual compensation by an additional $150,000 per year, to $634,048 per year, effective as of October 1, 1997 and continuing through the balance of the term of employment. During the 1998 fiscal year, Mr. Wolk agreed to forego $16,667 in salary compensation due to him with respect to the six month period ended September 30, 1997 and agreed to forego an additional $21,012 in salary compensation due to him with respect to the three month period ended March 28, 1998, thereby reducing his salary compensation with respect to such year by a total additional $37,679. During the 1999 fiscal year, Mr. Wolk agreed to forego an additional $37,203 in salary compensation due to him with respect to the nine month period ended December 31, 1998, thereby reducing his salary compensation with respect to such year by such amount. Pursuant to the arrangements described above under "BUSINESS - Management Agreements between URT and PEC", PEC pays a salary to Mr. Wolk in the amount described in such section, and such amount is credited against the compensation payable by URT to Mr. Wolk pursuant to the 1994 Agreement, as so amended

(hereinafter referred to, with the above-described amendments, as the "1994 Agreement").

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

     The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT was required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, a change in control had occurred between the end of the 1999 fiscal year and the date of this filing, the payment to Mr. Wolk would have been approximately $2 million.

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

Compensation Committee Interlocks
and Insider Participation

     URT does not have a compensation committee or other board committee performing equivalent functions. During the 1999 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between URT and any executive officers were conducted by URT's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and URT.

Item 12.        SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on June 2, 1999, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                               Amount & Nature
                                                                 of Beneficial                Percent
Title of Class                    Name                            Ownership                   of Class
--------------                    ----                            ---------                   --------
Class A Common                       Executive Officers
Stock, par value                     and Directors
$.01 per share                       ------------------
                                  Allan Wolk                      3,194,186(1)                      29.4%
                                  Allan Wolk and
                                  Lawrence Strauss,
                                  as Trustees                        33,072(2)                          *

                                  Brian Wolk                         12,980(3)                          *

                                  Jason Wolk                         17,480(3)                          *
                                                                  ----------
                                  All officers and
                                  directors as a
                                  group (3 persons)               3,257,718                         30.0%

                                      Other
                                      -----

                                  Scorpio Music, Inc.
                                  P. O. Box A
                                  Trenton, N.J. 08691             1,195,550(4)                      11.0%


Class B Common                       Executive Officers
Stock, par value                     and Directors
$.01 per share                       -------------------

                                  Allan Wolk                       786,6545                         58.4%
                                                            ---------------
                                  All officers and
                                  directors as a
                                  group (1 person)                  786,654                         58.4%
* Less than one percent.

--------

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

     (4) Based on information supplied by URT's transfer agent. Does not include 160,000 shares reported in a Schedule 13D, dated June 14, 1989, as owned by John
T. Gervasoni, Scorpio Music, Inc.'s reported president and 100% shareholder, as to which no confirmation of ownership has been made by URT's transfer agent. The total of such 160,000 shares reported as owned by John T. Gervasoni and the 1,195,550 shares reported as owned by Scorpio Music Inc. is 1,355,550, or approximately 12.5% of the outstanding URT Common A shares.

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

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a result of their purchase in 1983 from an unaffiliated third party seller, Allan Wolk and his brother, Sheffield Wolk, a former director of URT, are the owners of the land and building on which the PEC store in Fort Lauderdale, Florida is located. Such property was and continues to be subject to a lease with PEC as tenant, which had been negotiated by the prior owner. During the 1995 fiscal year, PEC made and paid for certain renovations to the premises. Based on the provisions of the lease, the owners agreed to be responsible for $26,225 of the cost of such renovations and such costs were deducted, with interest, over the next three years, from the amounts paid by PEC to the owners under the lease. In September 1998, PEC entered in an addendum to lease with Allan Wolk and Sheffield Wolk under which the following lease changes were agreed to: the expiration date of such lease was extended for a period of five years, until March 31, 2008, at an increased rental rate during such five year period; PEC obtained an option to renew the lease for up to two successive five-year renewal terms (until March 31, 2018), at further increased rental rates, if such options are exercised; and the repair and fire insurance provisions were modified. The lease addendum was approved by the directors who had no direct personal interest in the transaction. In the opinion of management, the terms were as reasonable as those which could have been obtained from unaffiliated third parties.

     In December, 1984, PEC entered into a long-term lease with Allan Wolk and Sheffield Wolk for premises owned by them in Orlando, Florida. The lease term commenced in December, 1984, and is for a period of twenty years with two additional five year terms. The lease is a triple net lease. The lease provides for a net minimum rental rate of $160,000 during the five year period ending
March 31, 2000; and increases of $5,000 during every five year period thereafter. Notwithstanding the foregoing, commencing with the sixth rental year, if net sales at the store during any rental year are less than a specified amount, the annual net minimum rental rate for such year will be the same as that which had been in effect during the preceding five year period. The lease was approved by disinterested directors and, in the opinion of management, is as reasonable as those which could have been obtained from unaffiliated third parties.

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

     As a result of the arrangements described in the preceding paragraph, during the 1999 fiscal year, Mr. Wolk was credited with a total of $35,220 with respect to the above-described indebtedness. As of April 3, 1999, the outstanding principal amount of Mr. Wolk's loan was $29,682 and the highest amount outstanding on Mr. Wolk's loan during the 1999 fiscal year was $64,907.

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

     In order to enable PEC to effect its Chapter 11 Plan of Reorganization in February, 1997, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. The loan from URT was required to be paid back by PEC with interest at the prime rate charged by Chase Manhattan Bank, N.A.

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. On or about March 31, 1999, URT, in order to further strengthen PEC's financial condition, agreed to forgive the remaining $350,000 principal balance, excluding interest. Such interest is required to be repaid in accordance with the terms of the original loan documents described above.

     On or about July 10, 1998, URT and its Chairman, Allan Wolk, agreed that, effective as of October 1, 1997, Alan Wolk would be authorized to associate with other companies, whether as director, officer, shareholder, employee or otherwise, provided, however, that no such other company competes or transacts any material amount of business with URT or its affiliates, and he continues to devote so much of his working time to the business affairs of URT and PEC as may be required to properly perform his duties to URT and PEC. Such arrangements were approved by the directors (Allan Wolk abstaining).

     On or about September 15, 1998, URT loaned the sum of $150,000 to PEC. Such amounts were repaid by PEC to URT on or about December 24, 1998. On or about April 20, 1999, URT loaned the sum of $275,000 to PEC. Such amounts are required to be repaid on or before December 29, 1999.

     On or about July 9, 1998, URT and PEC entered into an agreement under which URT agreed that in the event that funds generated from PEC's operations and the proceeds of any debt financing which may be obtained are insufficient to meet PEC's then current projected operating requirements for fiscal 1999, then URT would take any necessary action to see that funds are available to cover any shortfalls up to April 3, 1999. An agreement containing the same operative provisions as the above-described agreement with respect to a fiscal 1999 shortfall was entered into between URT and PEC as of May 28, 1999 with respect to the then current projected operating requirements for the fiscal year ending April 2, 2000.

     On or about July 22, 1998, two of the directors and officers of URT and PEC, Brian Wolk and Jason Wolk, each received from URT, in recognition of substantial services provided to URT and PEC, 1,200,000 shares of the PEC common stock owned by URT. Such shares were transferred subject to the condition that if either such individual should voluntarily leave the employ of PEC, or his employment is terminated by PEC for cause, during the 24 month period ending July 21, 2000, then such individual would be required to sell his 1,200,000 shares back to URT for the amount which the parties agreed to be the value of such 1,200,000 shares upon execution of the agreement. Such arrangements were approved by the directors of URT (with the affected individual abstaining as to the vote with respect to the arrangements with him).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K

          (a)  The following documents are filed as part of this report.

                                                                      Page
                1.    Consolidated Financial Statements               ----

                      Table of Contents ................................13

                      Independent Auditors' Report .....................14

                      URT Industries, Inc. and Subsidiaries
                      Consolidated Financial Statements:

                      Consolidated Balance Sheets as
       of April 3, 1999 and March 28, 1998. ............................15

       Consolidated  Statements of Operations  and  Comprehensive
       Income  for each of the  years in the  three  year  period ended April 3, 1999. ............................................16

       Consolidated  Statements of Shareholders'  Equity for each of the years in the three year period ended April 3, 1999........17

       Consolidated  Statements  of Cash  Flows  for  each of the years in the three year period ended April 3, 1999. .............19

       Notes to Consolidated Financial Statements.

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

10(zzzz) Letter agreement dated March 17, 1997 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to
               Exhibit 10(zzzz) of URT's 10-K Annual Report dated July 13, 1998.

10.1 Letter Agreement dated October 1, 1997 between URT and Allan Wolk pertaining to services and salary of Allan Wolk, incorporated by reference to Exhibit 10.1 of URT's 10-K Annual Report dated July 13, 1998.

10.2 Loan Forgiveness Agreement dated November 29, 1997 between URT and PEC, incorporated by reference to Exhibit 10.2 of URT's 10-K Annual Report dated July 13, 1998.

10.3           Letter   Agreement  dated  May  26,  1998  between  URT  and  PEC
               pertaining to salary of Allan Wolk,  incorporated by reference to
               Exhibit 10.3 of URT's 10-K Annual Report dated July 13, 1998.

10.4 Letter Agreement dated May 26, 1998 between URT and Allan Wolk pertaining to salary of Allan Wolk, incorporated by reference to
               Exhibit 10.4 of URT's 10-K Annual Report dated July 13, 1998.

10.5 Letter Agreement dated July 9, 1998 between URT and PEC pertaining to operating requirements during fiscal 1999, incorporated by reference to Exhibit 10.5 of URT 10-K Annual Report dated July 13, 1998.

10.6 Stock Acquisition Agreement dated July 22, 1998 between URT and Brian Wolk pertaining to shares acquired by Brian Wolk.

10.7 Stock Acquisition Agreement dated July 22, 1998 between URT and Jason Wolk pertaining to shares acquired by Jason Wolk.

10.8 Letter Agreement dated as of October 1, 1997 between URT and Allan Wolk pertaining to services of Allan Wolk.

10.9 Promissory Note dated September 15, 1998 made by PEC to URT, as payee.

10.10 First Addendum to Lease dated September 30, 1998 between Allan Wolk and Sheffield Wolk, as Landlord, and PEC, as tenant, pertaining to Ft. Lauderdale Store.

10.11 Loan Forgiveness Agreement dated November 29, 1998 between URT and PEC.

10.12 Letter Agreement dated December 23, 1998 between URT and PEC pertaining to services of Allan Wolk.

10.13 Letter Agreement dated December 23, 1998 between URT and Allan Wolk pertaining to services of Allan Wolk.

10.14          Letter   Agreement  dated  May  28, 1999  between  URT   and  PEC
               pertaining to operating requirements during fiscal 2000.

10.15 Promissory Note dated April 19, 1999 made by PEC to URT, as payee.

10.16          Letter   Agreement  dated  July  9,  1999  between  URT  and  PEC
               pertaining to salary of Allan Wolk.

22             Subsidiaries of URT.

27             Financial Data Schedule

               (b) Reports on Form 8-K.

               The Company filed a report on Form 8-K on or about February 16, 1999 for the purpose of reporting a filing delay with respect to a Report on Form 10-Q which has since been filed.

                              SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereon to duly authorized.

                                               URT INDUSTRIES, INC.

                                               By:     /s/Allan Wolk
                                                    ----------------------------
                                                    Allan Wolk,
                                                    Chairman of the Board
Dated:          July 26, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                  Title                                              Date
                  -----                                              ----

By:      /s/Allan Wolk                                           July 26, 1999
         --------------------------------
         Allan Wolk,
         Chairman of the Board,
         President (Principal
         Executive Officer) and Director

By:      /s/Brian Wolk                                           July 26, 1999
         --------------------------------
         Brian Wolk, Executive
         Vice President, Chief Legal
         Officer and Director

By:      /s/Jason Wolk                                           July 26, 1999
         --------------------------------
         Jason Wolk, Executive
         Vice President, Chief Financial
         Officer (Principal Financial and
         Accounting Officer), Treasurer,
         Secretary and Director