Form 10-Q
period 1999-07-03
URT INDUSTRIES INC
filed 1999-10-15
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended July 3, 1999                        Commission File No. 0-6882


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


                                  YES [X]  NO [_]


Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

At September 22, 1999, there were outstanding:

10,857,068 shares of Class A common stock
1,301,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed  Consolidated  Balance Sheets -July 3, 1999 (Unaudited),  April 3, 1999 and
          June 27, 1998 (unaudited)                                                                   3

        Condensed Consolidated Statements of Operations and Retained
          Deficit - Three Months Ended July 3, 1999 and June 27, 1998 (Unaudited)                     4

        Condensed  Consolidated  Statements  of Cash Flows - Three  Months Ended July 3, 1999
          and June 27, 1998 (Unaudited)                                                               5

        Notes to Condensed Consolidated Financial Statements                                          6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                                         8

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K 10

SIGNATURES                                                                                           11

                         PART I - FINANCIAL INFORMATION
                          Item 1. Financial Statements

                     URT INDUSTRIES, INC. AND SUBSIDIARIES

                     Condensed Consolidated Balance Sheets

                 July 3, 1999, April 3, 1999 and June 27, 1998



                                     Assets                                         July 3,            April 3,           June 27,
                                                                                     1999               1999                1998
                                                                                  -----------        -----------        ------------
                                                                                  (unaudited)                            (unaudited)
Current assets:
    Cash and cash equivalents                                                     $ 1,063,495            927,982            696,494
    Marketable investment securities                                                       --            439,640          1,048,035
    Inventories                                                                     2,216,269          2,309,600          2,535,148
    Current portion due from officers/shareholders                                     33,269             42,769             45,302
    Prepaid expenses and other current assets                                         182,991            291,809            261,462
                                                                                  -----------        -----------        -----------

           Total current assets                                                     3,496,024          4,011,800          4,586,441

Property and equipment, net                                                         1,262,436          1,249,289          1,445,938
Due from officers/shareholders                                                          2,227              3,385             28,036
Other assets                                                                          218,739            195,560            206,758
                                                                                  -----------        -----------        -----------

                                                                                  $ 4,979,426          5,460,034          6,267,173
                                                                                  ===========        ===========        ===========

                      Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                                      $    91,872            108,280            652,665
    Accounts payable                                                                2,067,581          2,240,109          2,058,160
    Accrued liabilities                                                               674,350            706,407            813,606
                                                                                  -----------        -----------        -----------

           Total current liabilities                                                2,833,803          3,054,796          3,524,431

Long-term obligations                                                                 456,496            469,759            548,457
Deferred rent                                                                          79,044             63,030             63,988
Minority interest in a subsidiary                                                      30,061             49,121             12,859
                                                                                  -----------        -----------        -----------

           Total liabilities                                                        3,399,404          3,636,706          4,149,735

Shareholders' equity:
    Common stock $.01 par value; 30,000,000 shares authorized;
      15,317,454 shares issued                                                        153,175            153,175            153,175
    Additional paid-in capital                                                      5,542,152          5,542,152          5,542,152
    Retained deficit                                                               (3,096,970)        (2,856,923)        (2,559,554)
    Accumulated other comprehensive income - net unrealized
      appreciation on investment securities                                                --              3,259                 --
    Treasury stock, 3,159,245 common shares, at cost                               (1,018,335)        (1,018,335)        (1,018,335)
                                                                                  -----------        -----------        -----------

           Total shareholders' equity                                               1,580,022          1,823,328          2,117,438
                                                                                  -----------        -----------        -----------

Commitments and contingencies
                                                                                  $ 4,979,426          5,460,034          6,267,173
                                                                                  ===========        ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

      Condensed Consolidated Statements of Operations and Retained Deficit

                Three months ended July 3, 1999 and June 27, 1998
                                   (Unaudited)


                                                                July 3,                 June 27,
                                                                 1999                     1998
                                                              -----------              -----------

Net sales                                                     $ 3,658,139                3,869,760
                                                              -----------              -----------

Costs and expenses:
    Cost of sales                                               2,176,328                2,318,804
    Selling, general and administrative expenses                1,688,322                1,841,710
    Depreciation and amortization                                  47,781                   58,546
                                                              -----------              -----------

                                                                3,912,431                4,219,060

          Loss from operations                                   (254,292)                (349,300)
                                                              -----------              -----------

Other (expense) income:
    Interest expense                                              (14,507)                 (29,816)
    Interest income                                                 9,692                   15,364
                                                              -----------              -----------

                                                                   (4,815)                 (14,452)

          Loss before income taxes and minority interest         (259,107)                (363,752)

Minority interest in net loss of consolidated subsidiary          (19,060)                 (14,437)
                                                              -----------              -----------

          Net loss                                               (240,047)                (349,315)

Retained deficit, beginning of period                          (2,856,923)              (2,210,239)
                                                              -----------              -----------

Retained deficit, end of period                                (3,096,970)              (2,559,554)
                                                              ===========              ===========

Basic and diluted loss per common share                       $     (0.02)                   (0.03)
                                                              ===========              ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                       Condensed Statements of Cash Flows

                Three months ended July 3, 1999 and June 27, 1998
                                   (Unaudited)


                                                                                              July 3,           June 27,
                                                                                               1999               1998
                                                                                            -----------        ----------
Cash flows from operating activities:
    Net loss                                                                                $  (240,047)          (349,315)
                                                                                            -----------        -----------
    Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                          47,781             58,546
          Deferred rent                                                                          16,014              1,154
          Minority interest in net loss of consolidated subsidiary                              (19,060)           (14,437)
          Change in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                                                   93,331           (101,715)
                   Prepaid expenses and other current assets                                    108,818            125,586
                   Other assets                                                                 (23,179)            (5,106)
               Increase (decrease) in:
                   Accounts payable                                                            (172,527)            43,486
                   Accrued liabilities                                                          (32,057)           (87,719)
                                                                                            -----------        -----------

                     Net cash used in operating activities                                     (220,926)          (329,520)
                                                                                            -----------        -----------

Cash flows from investing activities:
    Purchase of marketable investment securities                                                     --            (15,295)
    Sale of marketable equity securities                                                        436,381
    Purchases of property and equipment                                                         (60,929)          (140,151)
    Due from officers/shareholders                                                               10,658              9,686
                                                                                            -----------        -----------

                     Net cash provided by (used in) investing
                         activities                                                             386,110           (145,760)
                                                                                            -----------        -----------

Cash flows from financing activities:
    Repayment of long-term obligations                                                          (29,671)          (109,324)
                                                                                            -----------        -----------

                     Net cash used in financing activities                                      (29,671)          (109,324)
                                                                                            -----------        -----------

                     Net increase (decrease) in cash and cash
                         equivalents                                                            135,513           (584,604)

Cash and cash equivalents, beginning of year                                                    927,982          1,281,098
                                                                                            -----------        -----------

Cash and cash equivalents, end of period                                                    $ 1,063,495            696,494
                                                                                            ===========        ===========

Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                                                $    14,507             10,218
                                                                                            ===========        ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                         July 3, 1999 and June 27, 1998
                                   (Unaudited)


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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (87.5 percent of the outstanding stock of which was owned by the Parent, as of July 3, 1999). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended April 3, 1999.

     The results of operations for the three months ended July 3, 1999, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) June 27, 1998 quarterly financial information to conform to the presentation used in the (unaudited) July 3, 1999 financial information.

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


                                        6                            (Continued)

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                         July 3, 1999 and June 27, 1998
                                   (Unaudited)



Basic and diluted loss per share were calculated as follows:


                                             Three months ended    Three months
                                                   Ended              Ended
                                             ------------------    -------------
                                                   July 3,             June 27,
                                                    1999                1998

       Basic and diluted:
            Net loss                           $     (240,047)        (349,315)
                                               ==============      ===========

            Weighted average shares                12,158,209       12,158,209
                                               ==============      ===========

       Basic and diluted loss per share                 (0.02)           (0.03)
                                               ==============      ===========

(3)  Marketable Securities

     The Company's marketable securities consist of equity securities and Treasury bills, and are considered available for sale with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in stockholders' equity. Realized gains and losses are included in interest and other income.

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the three month period ended July 3, 1999, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.


                                        7                            (Continued)

                              URT INDUSTRIES, INC.


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months Ended July 3, 1999, Compared to the Three Months ended June 27, 1998.

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

                              RESULTS OF OPERATIONS

Sales. Net sales from the three months ended July 3, 1999 decreased by approximately 5.5 percent compared to the three months ended June 27, 1998. Such decrease is primarily attributable to a 4.7 percent decrease in comparable store sales.


Cost of Sales. The cost of sales for the first quarter of 2000 fiscal year was lower than that of the first quarter of 1999 fiscal year due principally to a decrease in net sales. Cost of sales as a percentage of net sales has decreased from 59.9 percent in the first quarter of 1999 fiscal year to 59.5 percent in the first quarter in 2000 fiscal year primarily due to an increase in certain retail selling prices and increases in purchase discounts.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the first quarter of 2000 fiscal year decreased by 8.6 percent compared to the first quarter of 1999 fiscal year. Such decrease is primarily attributable to the fact that the Company operated one less store in the first quarter of fiscal 2000. SG&A expenses as a percentage of net sales decreased from 49.1 percent in the first quarter of fiscal 1999 to
47.5 percent in the first quarter of fiscal 2000.

Net Loss. The Company incurred a net loss of approximately $240,000 in the first quarter of 2000 fiscal year versus a net loss of approximately $349,000 in the first quarter of 1999 fiscal year. The decrease in net loss is primarily attributable to the fact that the quarter ended June 27, 1998 included costs associated with the opening of one new store, an increase in gross profit percentage, a decrease in interest expense offset by a decrease in comparable store sales.


                                        8                            (Continued)

                         LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open this fiscal year. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended April 3, 1999.

Long-Term Obligations. At July 3, 1999, the Company had long-term obligations of $456,496. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and expects that testing and implementation will be completed by October, 1999. The total anticipated cost of the upgrade of the Company's software is approximately $20,000. However, there can be no absolute assurance that the Company can successfully implement the necessary upgrades to its computer systems. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.


                                        9                            (Continued)

                              URT INDUSTRIES, INC.


                                OTHER INFORMATION


PART II

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

               27.0 Financial Data Schedule

     (b)  Reports on Form 8-K

               A Form 8-K dated September 10, 1999 was filed on or about September 13, 1999 for the purpose of reporting on the status of this 10-Q filing.


                                       10                            (Continued)

                              URT INDUSTRIES, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  URT INDUSTRIES, INC.
                                  Registrant


Date:  10/14/99                    /s/ Allan Wolk
                                   ---------------------------------------------
                                   Allan Wolk, Chairman of the Board, President
                                   (Principal Executive Officer)




Date:  10/14/99                    /s/ Jason Wolk
                                   ---------------------------------------------
                                   Jason Wolk, Executive Vice President,
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)