Form 10-Q
period 1999-10-02
URT INDUSTRIES INC
filed 2000-01-18
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended October 2, 1999                    Commission File No. 0-06882


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

                               YES_X_      NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


At December 9, 1999, there were outstanding:


10,857,068 shares of Class A common stock
1,348,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements

       Condensed  Consolidated  Balance Sheets -October 2, 1999,
        April 3, 1999 and September 26, 1998 (unaudited)                       3

       Condensed Consolidated Statements of Operations and Retained
         Deficit - Three Months Ended October 2, 1999
         and September 26, 1998 (Unaudited)
                                                                               4

       Condensed  Consolidated  Statements of Operations
         and Retained  Deficit - Six Months Ended October 2, 1999 and
         September 26, 1998 (Unaudited)                                        5

       Condensed  Consolidated  Statements  of Cash Flows -
          Six Months Ended October 2, 1999 and
          September 26, 1998 (Unaudited)                                       6

       Notes to Condensed Consolidated Financial Statements                    7

   Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                        9

PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                                    12

                         PART I - FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements
                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
             October 2, 1999, April 3, 1999 and September 26, 1998
                                   (unaudited)

                                                                                 October 2,     April 3,    September 26,
                                                                                   1999           1999            1998
                                                                                -----------    -----------    -----------
                                     Assets
Current assets:
    Cash and cash equivalents                                                   $   664,748        927,982        694,981
    Marketable investment securities                                                     --        439,640        663,313
    Inventories                                                                   2,265,410      2,309,600      2,643,727
    Current portion due from officers/shareholders                                   24,029         42,769         45,302
    Prepaid expenses and other current assets                                       192,492        291,809        281,567
                                                                                -----------    -----------    -----------
            Total current assets                                                  3,146,679      4,011,800      4,328,890
Property and equipment, net                                                       1,234,081      1,249,289      1,404,942
Due from officers/shareholders                                                        1,170          3,385         18,003
Other assets                                                                        231,896        195,560        208,295
                                                                                -----------    -----------    -----------
                                                                                $ 4,613,826      5,460,034      5,960,130
                                                                                ===========    ===========    ===========
                      Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                                    $    75,494        108,280        573,038
    Accounts payable                                                              2,121,371      2,240,109      2,093,655
    Accrued liabilities                                                             604,815        706,407        909,415
                                                                                -----------    -----------    -----------
            Total current liabilities                                             2,801,680      3,054,796      3,576,108
Long-term obligations                                                               443,042        469,759        518,625
Deferred rent                                                                        84,043         63,030         62,950
Minority interest in a subsidiary                                                     2,745         49,121         40,020
                                                                                -----------    -----------    -----------
            Total liabilities                                                     3,331,510      3,636,706      4,197,703
                                                                                -----------    -----------    -----------
Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
       15,317,454 shares issued                                                     153,175        153,175        153,175
    Additional paid-in capital                                                    5,542,152      5,542,152      5,542,152
    Retained deficit                                                             (3,394,676)    (2,856,923)    (2,928,275)
    Unrealized gain on securities available for sale                                     --          3,259         13,710
                                                                                -----------    -----------    -----------
                                                                                  2,300,651      2,841,663      2,780,762
    Treasury stock, 3,159,245 common shares, at cost                             (1,018,335)    (1,018,335)    (1,018,335)
                                                                                -----------    -----------    -----------
            Total shareholders' equity                                            1,282,316      1,823,328      1,762,427
Commitments and contingencies
                                                                                -----------    -----------    -----------
                                                                                $ 4,613,826      5,460,034      5,960,130
                                                                                ===========    ===========    ===========

See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Operations and Retained Deficit
            Three months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                            October 2,   September 26,
                                                              1999            1998
                                                           -----------    -----------
Net sales                                                  $ 3,426,062      3,924,914
                                                           -----------    -----------
Costs and expenses:
    Cost of sales                                            1,958,344      2,336,793
    Selling, general and administrative expenses             1,751,178      1,900,808
    Depreciation and amortization                               49,228         58,963
                                                           -----------    -----------
                                                             3,758,750      4,296,564
          Loss from operations                                (332,688)      (371,650)
                                                           -----------    -----------
Other (expense) income:
    Interest expense                                           (14,198)       (27,571)
    Interest income                                             21,864          9,661
                                                           -----------    -----------
                                                                 7,666        (17,910)
                                                           -----------    -----------
          Loss before minority interest                       (325,022)      (389,560)
Minority interest in net loss of consolidated subsidiary       (27,316)       (20,839)
                                                           -----------    -----------
          Net loss                                            (297,706)      (368,721)
Retained deficit, beginning of period                       (3,096,970)    (2,559,554)
                                                           -----------    -----------
Retained deficit, end of period                             (3,394,676)    (2,928,275)
                                                           ===========    ===========
Basic and diluted loss per share                           $     (0.02)         (0.03)
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Operations and Retained Deficit
             Six months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                           October 2,    September 26,
                                                               1999           1998
                                                           -----------    -----------
Net sales                                                  $ 7,084,201      7,794,674
                                                           -----------    -----------
Costs and expenses:
    Cost of sales                                            4,134,672      4,655,597
    Selling, general and administrative expenses             3,439,500      3,742,518
    Depreciation and amortization                               97,009        117,509
                                                           -----------    -----------
                                                             7,671,181      8,515,624
          Loss from operations                                (586,980)      (720,950)
                                                           -----------    -----------
Other (expense) income:
    Interest expense                                           (28,705)       (57,387)
    Interest income                                             31,556         25,025
                                                           -----------    -----------
                                                                 2,851        (32,362)
                                                           -----------    -----------
          Loss before minority interest                       (584,129)      (753,312)
Minority interest in net loss of consolidated subsidiary       (46,376)       (35,276)
                                                           -----------    -----------
          Net loss                                            (537,753)      (718,036)
Retained deficit, beginning of period                       (2,856,923)    (2,210,239)
                                                           -----------    -----------
Retained deficit, end of period                            $(3,394,676)    (2,928,275)
                                                           ===========    ===========
Basic and diluted loss per share                                 (0.04)         (0.06)
                                                           ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             Six months ended October 2, 1999 and September 26, 1998
                                   (Unaudited)

                                                                      October 2,   September 26,
                                                                         1999           1998
                                                                       ----------    ----------
Cash flows from operating activities:
    Net loss                                                           $ (537,753)     (718,036)
                                                                       ----------    ----------
    Adjustments to reconcile net loss to net cash used in
      operating activities:
          Depreciation and amortization                                    97,009       117,509
          Deferred rent                                                    21,013           116
          Minority interest in net loss of consolidated subsidiary        (46,376)       12,724
          Change in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                             44,190      (210,294)
                   Prepaid expenses and other current assets               99,317       105,481
                   Other assets                                           (36,336)       (6,643)
               Increase (decrease) in:
                   Accounts payable                                      (118,738)       78,981
                   Accrued liabilities                                   (101,592)        8,090
                                                                       ----------    ----------
                     Net cash used in operating activities               (579,266)     (612,072)
                                                                       ----------    ----------
Cash flows from investing activities:
    Purchase of property and equipment                                    (81,802)     (158,118)
    Repayment of due from officers/shareholders                            20,955        19,719
    Purchase of marketable investment securities                               --      (172,658)
    Sales of marketable investment securities                             436,381       555,795
                                                                       ----------    ----------
                   Net cash provided by investing activities              375,534       244,738
                                                                       ----------    ----------
Cash flows from investing activities:
    Repayment of long-term debt                                           (59,502)     (218,783)
                                                                       ----------    ----------
                   Net cash used in financing activities                  (59,502)     (218,783)
                                                                       ----------    ----------
                   Net (decrease) in cash and cash equivalents           (263,234)     (586,117)
Cash and cash equivalents, beginning of period                            927,982     1,281,098
                                                                       ----------    ----------
Cash and cash equivalents, end of period                               $  664,748       694,981
                                                                       ==========    ==========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                           $   28,705         9,707
                                                                       ==========    ==========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     October 2, 1999 and September 26, 1998
                                   (Unaudited)


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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (87.5 percent of the outstanding stock of which was owned by the Parent, as of October 2, 1999). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended April 3, 1999.

     The results of operations for the six months ended October 2, 1999, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) September 26, 1998 quarterly financial information to conform to the presentation used in the (unaudited) October 2, 1999 financial information.

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                     October 2, 1999 and September 26, 1998
                                   (Unaudited)


       Basic and diluted loss per share were calculated as follows:

                                                 Six months       Six months
                                                    ended            Ended
                                               ----------------   -----------
                                                 October 2,      September 26,
                                                   1999               1998

Basic and diluted:
     Net loss                                 $        537,753          718,036
                                              ================      ===========

     Weighted average shares                        12,158,209       12,158,209
                                              ================      ===========

Basic and diluted loss per share                         (0.04)           (0.06)
                                              ================      ===========


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

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the six month period ended October 2, 1999, there was no (benefit) provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.

                              URT INDUSTRIES, INC.


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months and Six Months Ended October 2, 1999, Compared to the Six Months ended September 26, 1998.

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

                              RESULTS OF OPERATIONS

Sales. The Company's net sales decreased during the second quarter ended October 2, 1999 of the Company's fiscal year ended April 1, 2000 by 12.7 percent compared to the second quarter of fiscal 1999. A 5.6 percent decrease is primarily attributable to the fact that the Company operated one less store as well as a 7.1 percent comparable store decline. Sales for the twenty-six weeks ended October 2, 1999 were down by 9.1 percent which is primarily due to the fact that comparable sales for the twenty-six weeks ended October 2, 1999 were down 5.7 percent and a 3.4 percent decrease attributable to the Company operating one less store.

Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 59.5 percent in the previous year's second quarter to 57.1 percent for the second quarter ended October 2, 1999, as well as from 59.7 percent in the previous year's first twenty-six weeks to 58.4 percent in the current year's twenty-six weeks ended October 2, 1999. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices.

Selling, General and Administrative. Selling, general and administrative (SG&A) expenses, including depreciation, in the second quarter of 2000 fiscal year decreased by 8.1 percent compared to the second quarter of 1999 fiscal year. SG&A expenses, including depreciation for the first six months of 2000 fiscal year decreased by 8.4 percent compared to the first six months of 1999 fiscal year. The above decreases are primarily attributable to the fact that the Company operated one less store in the first six months of fiscal 2000, as well as a reduction in corporate overhead. SG&A expenses as a percentage of net sales increased to 52.5 percent for the second quarter ended October 2, 1999 compared to 49.9 percent in the prior year second quarter and SG&A expenses as a percentage of net sales increased from 49.5 percent in the first six months of fiscal 1999 to 49.9 percent in the first six months of fiscal 2000.

Net Loss. The Company incurred a net loss of approximately $298,000 for the second quarter ended October 2, 1999 compared to a net loss of approximately $369,000 for the second quarter ended September 26, 1998. The net loss for the twenty-six weeks ended October 2, 1999 was approximately $538,000 compared to a net loss of approximately $718,000 for the twenty-six weeks ended September 26, 1998. The decrease in net loss is primarily attributable to the fact that the twenty-six weeks ended September 26, 1998 included costs associated with opening of one new store. The reduction in net loss is also attributable to an increase in gross profit percentage, a decrease in interest expense, a reduction in corporate overhead offset by a decrease in comparable store sales.

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

Long-Term Obligations. At October 2, 1999, the Company had long-term obligations of $443,042. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and testing and implementation was completed in November 1999. The cost of the upgrade of the Company's software was approximately $20,000. The cost of new hardware was approximately $40,000. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue.

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


                                  URT INDUSTRIES, INC.
                                  Registrant


Date:  ______________             --------------------------------------------
                                  Allan Wolk, Chairman of the Board, President
                                  (Principal Executive Officer)




Date:  ______________             ---------------------------------------------
                                  Jason Wolk, Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)