Form 10-Q
period 2000-01-01
URT INDUSTRIES INC
filed 2000-03-21
CIK 101461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended January 1, 2000                    Commission File No. 0-06882


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


At February 25, 2000, there were outstanding:


10,857,068 shares of Class A common stock
  1,348,141 shares of Class B common stock

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                                      Index


PART I. FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Condensed  Consolidated  Balance Sheets - January 1, 2000,
          April 3, 1999 and December 26, 1998 (unaudited)                    3

        Condensed  Consolidated  Statements of Operations
          and Retained Deficit - Three Months
          Ended January 1, 2000 and December 26, 1998 (Unaudited)            4

        Condensed  Consolidated  Statements of Operations
           and Retained  Deficit - Nine Months
           Ended January 1, 2000 and December 26, 1998 (Unaudited)           5

        Condensed  Consolidated  Statements of Cash Flows - Nine Months
           Ended January 1, 2000 and December 26, 1998 (Unaudited)           6

        Notes to Condensed Consolidated Financial Statements                7-8

     Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                       9-10


PART II. OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              11

SIGNATURES                                                                  12

                         PART I - FINANCIAL INFORMATION
                    Item 1. Consolidated Financial Statements
                      URT INDUSTRIES, INC. AND SUBSIDIARIES
             Condensed Consolidated Balance Sheets January 1, 2000,
                       April 3, 1999 and December 26, 1998
                                  (unaudited)

                                                                  January 1,       April 3,      December 26,
                               Assets                                2000            1999           1998
                                                                  -----------    -----------    -----------
Current assets:
    Cash and cash equivalents                                     $ 1,612,139        927,982      1,870,908
    Marketable investment securities                                     --          439,640        590,664
    Inventories                                                     2,240,646      2,309,600      2,821,832
    Current portion due from officers/shareholders                     13,451         42,769         45,302
    Prepaid expenses and other current assets                         270,237        291,809        336,068
                                                                  -----------    -----------    -----------
            Total current assets                                    4,136,473      4,011,800      5,664,774
Property and equipment, net                                         1,218,845      1,249,289      1,358,404
Due from officers/shareholders                                            801          3,385          8,916
Other assets                                                          240,693        195,560        204,939
                                                                  -----------    -----------    -----------
                                                                  $ 5,596,812      5,460,034      7,237,033
                                                                  ===========    ===========    ===========
                    Liabilities and Shareholders' Equity

Current liabilities:
    Current portion of long-term obligations                      $    59,149        108,280        493,436
    Accounts payable                                                2,822,683      2,240,109      3,033,582
    Accrued liabilities                                               761,952        706,407      1,094,939
                                                                  -----------    -----------    -----------
            Total current liabilities                               3,643,784      3,054,796      4,621,957
Long-term obligations                                                 429,388        469,759        488,625
Deferred rent                                                          96,000         63,030         61,911
Minority interest in a subsidiary                                      37,005         49,121         90,436
                                                                  -----------    -----------    -----------
            Total liabilities                                       4,206,177      3,636,706      5,262,929
                                                                  -----------    -----------    -----------
Shareholders' equity:
    Common stock, $.01 par value; 30,000,000 shares authorized;
       15,317,454 shares issued                                       153,175        153,175        153,175
    Additional paid-in capital                                      5,542,152      5,542,152      5,542,152
    Retained deficit                                               (3,286,357)    (2,856,923)    (2,716,920)
    Accumulated other comprehensive income - net unrealized
       appreciation on investment securities                             --            3,259         14,032
                                                                  -----------    -----------    -----------
                                                                    2,408,970      2,841,663      2,992,439
    Treasury stock, 3,159,245 common shares, at cost               (1,018,335)    (1,018,335)    (1,018,335)
                                                                  -----------    -----------    -----------
            Total shareholders' equity                              1,390,635      1,823,328      1,974,104
Commitments and contingencies
                                                                  -----------    -----------    -----------
                                                                  $ 5,596,812      5,460,034      7,237,033
                                                                  ===========    ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Operations and Retained Deficit
            Three months ended January 1, 2000 and December 26, 1998
                                   (Unaudited)

                                                     January 1,     December 26,
                                                        2000            1998
                                                     -----------    -----------
Net sales                                            $ 4,617,637      5,331,522
                                                     -----------    -----------
Costs and expenses:
    Cost of sales                                      2,710,500      3,141,285
    Selling, general and administrative expenses       1,724,241      1,890,707
    Depreciation and amortization                         29,930         59,014
                                                     -----------    -----------
                                                       4,464,671      5,091,006
          Income from operations                         152,966        240,516
                                                     -----------    -----------
Other (expense) income:
    Interest expense                                     (13,995)       (24,377)
    Interest income                                        3,608          6,387
    Other income                                            --           39,245
                                                     -----------    -----------
                                                         (10,387)        21,255
                                                     -----------    -----------
          Income before minority interest                142,579        261,771
Minority interest in net income of
  consolidated subsidiary                                 34,260         50,416
                                                     -----------    -----------
          Net income                                     108,319        211,355
Retained deficit, beginning of period                 (3,394,676)    (2,928,275)
                                                     -----------    -----------
Retained deficit, end of period                       (3,286,357)    (2,716,920)
                                                     ===========    ===========
Basic and diluted earnings per share                 $      0.01           0.02
                                                     ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
      Condensed Consolidated Statements of Operations and Retained Deficit
             Nine months ended January 1, 2000 and December 26, 1998
                                   (Unaudited)

                                                    January 1,      December 26,
                                                       2000            1998
                                                   ------------    ------------
Net sales                                          $ 11,701,838      13,126,196
                                                   ------------    ------------
Costs and expenses:
    Cost of sales                                     6,845,172       7,796,882
    Selling, general and administrative expenses      5,163,741       5,633,225
    Depreciation and amortization                       126,939         176,523
                                                   ------------    ------------
                                                     12,135,852      13,606,630
          Loss from operations                         (434,014)       (480,434)
                                                   ------------    ------------
Other (expense) income:
    Interest expense                                    (42,700)        (81,764)
    Intereset income                                     35,164          31,412
    Other income                                           --            39,245
                                                   ------------    ------------
                                                         (7,536)        (11,107)
                                                   ------------    ------------
          Loss before minority interest                (441,550)       (491,541)
Minority interest in net (loss) income of
  consolidated subsidiary                                12,116         (15,140)
                                                   ------------    ------------
          Net loss                                     (429,434)       (506,681)
Retained deficit, beginning of period                (2,856,923)     (2,210,239)
                                                   ------------    ------------
Retained deficit, end of period                    $ (3,286,357)     (2,716,920)
                                                   ============    ============
Basic and diluted loss per share                          (0.04)          (0.04)
                                                   ============    ============


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
             Nine months ended January 1, 2000 and December 26, 1998
                                   (Unaudited)

                                                                       January 1,      December 26,
                                                                           2000            1998
                                                                       -----------    -----------
Cash flows from operating activities:
    Net loss                                                           $  (429,434)      (506,681)
                                                                       -----------    -----------
    Adjustments  to  reconcile  net  loss  to net  cash
        provided by operating activities:
          Depreciation and amortization                                    126,939        176,523
          Deferred rent                                                     32,970           (923)
          Minority interest in net (loss) income of consolidated
            subsidiary                                                     (12,116)        63,140
          Change in assets and liabilities affecting cash flows from operating activities:
               (Increase) decrease in:
                   Inventories                                              68,954       (388,399)
                   Prepaid expenses and other current assets                21,572         50,980
                   Other assets                                            (45,133)        (3,287)
               Increase (decrease) in:
                   Accounts payable                                        582,574      1,018,908
                   Accrued liabilities                                      55,545        193,614
                                                                       -----------    -----------
                     Net cash provided by operating activities             401,871        603,875
                                                                       -----------    -----------
Cash flows from investing activities:
    Purchase of property and equipment                                     (96,496)      (170,594)
    Repayment of due from officers/shareholders                             31,902         28,806
    Purchase of marketable investment securities                              --       (1,032,621)
    Sales of marketable investment securities                              436,381      1,488,729
                                                                       -----------    -----------
                   Net cash provided by investing activities               371,787        314,320
                                                                       -----------    -----------
Cash flows from investing activities:
    Repayment of long-term debt                                            (89,501)      (328,385)
                                                                       -----------    -----------
                   Net cash used in financing activities                   (89,501)      (328,385)
                                                                       -----------    -----------
                   Net increase in cash and cash equivalents               684,157        589,810
Cash and cash equivalents, beginning of period                             927,982      1,281,098
                                                                       -----------    -----------
Cash and cash equivalents, end of period                               $ 1,612,139      1,870,908
                                                                       ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the period for interest                           $    42,700         28,600
                                                                       ===========    ===========


See accompanying notes to condensed consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

              Notes to Condensed Consolidated Financial Statements

                      January 1, 2000 and December 26, 1998
                                   (Unaudited)


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

     The consolidated financial statements include the accounts of URT Industries, Inc. (the "Parent") and its wholly owned nonoperating subsidiary, and its majority-owned operating subsidiary, Peaches Entertainment Corporation (87.5 percent of the outstanding stock of which was owned by the Parent, as of January 1, 2000). All significant intercompany accounts have been eliminated. Reference to the Company encompasses all or any of the aforementioned entities.

     It is suggested that the accompanying unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-K for the year ended April 3, 1999.

     The results of operations for the nine months ended January 1, 2000, are not necessarily indicative of the operating results to be expected for the year ending April 1, 2000. The Company's business is seasonal in nature, with the highest sales and earnings historically occurring in the third quarter of the fiscal year, which includes the holiday selling season.

     Inventories, which consist of compact discs, tapes and accessories, are stated at the lower of cost (principally average) or market.

     Certain reclassifications have been made to the (unaudited) December 26, 1998 quarterly financial information to conform to the presentation used in the (unaudited) January 1, 2000 financial information.

(2)  Earnings Per Share

     In December 1997, the Company adopted the provisions of Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("Statement 128"), which establishes new standards for computing and presenting earnings per share ("EPS"). Earnings per share for all prior periods have been restated to reflect the provisions of this Statement.

     Basic and diluted loss per share have been computed by dividing net loss, by the weighted average number of shares outstanding during the period.


                                                                     (continued)

       Basic and diluted loss per share were calculated as follows:

                                            Nine months       Nine months
                                               ended             Ended
                                            -------------    -------------
                                              January 1,     December 26,
                                                 2000           1998

     Basic and diluted:
          Net loss                         $       (429,434)      (506,681)
                                           ================    ===========

          Weighted average shares                12,158,209     12,158,209
                                           ================    ===========

     Basic and diluted loss per share                 (0.04)         (0.04)
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

(4)  Income Taxes

     The Company follows Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes. The Company files a consolidated tax return with its subsidiaries. Any applicable tax charge or credits are allocated on a separate return basis. For the nine month period ended January 1, 2000, there was no provision for income taxes as the Company has excess net operating loss carryforwards for federal income tax purposes.


                                                                     (continued)

                              URT INDUSTRIES, INC.


Item 2. Management's Discussions and Analysis of Financial Condition and Results of Operations for the Three Months and Nine Months Ended January 1, 2000, Compared to the Nine Months ended December 26, 1998.

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

                              RESULTS OF OPERATIONS

Sales. The Company's net sales decreased during the third quarter ended January 1, 2000 of the Company's fiscal year ended April 1, 2000 by $713,885 or 13.4 percent compared to the third quarter of fiscal 1999. Comparable store sales for the third quarter were down 7.9 percent. Sales for the thirty-nine weeks ended January 1, 2000 decreased by $1,424,358 or 10.9 percent which is primarily due to the fact the Company operated one more store in the third quarter of fiscal 1999 as well as the fact that comparable sales for the thirty-nine weeks ended January 1, 2000 were down 6.3 percent.

Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 58.9 percent in the previous year's third quarter to 58.7 percent for the third quarter ended January 1, 2000, as well as from 59.4 percent in the previous year's first thirty-nine weeks to 58.5 percent in the current year's thirty-nine weeks ended January 1, 2000. The decreases in cost of sales as a percentage of sales are primarily attributable to increases in certain retail prices.

Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses, including depreciation, increased as a percentage of net sales to 37.9 percent for the third quarter ended January 1, 2000 compared to
36.6 percent in the prior year third quarter. The increase is primarily attributable the decrease in net sales offset by a decrease in comparable store expenses of 2.2 percent. Selling, general and administrative expenses including depreciation, expressed as a percentage of net sales increased to 45.2 percent for the thirty-nine weeks ended January 1, 2000 compared to 44.2 percent in the thirty-nine weeks ended December 26, 1998. The increase is primarily attributable to the decrease in net sales offset by a decrease in comparable store expenses of 2.0 percent and a decrease in corporate overhead of 1.9 percent.

Net Income (Loss). The Company had net income of approximately $108,000 for the third quarter ended January 1, 2000 compared to net income of approximately $211,000 for the third quarter ended December 26, 1998. The decreased in net income is primarily attributable to the decrease in net sales discussed above. The net loss for the thirty-nine weeks ended January 1, 2000 was approximately $429,000 compared to a net loss of approximately $507,000 for the thirty-nine weeks ended December 26, 1998. The decrease in net loss is primarily attributable to an increase in gross profit percentage, a decrease in interest expense, a reduction in corporate overhead offset by the decrease in comparable store sales.


                                                                     (continued)

                              URT INDUSTRIES, INC.


                         LIQUIDITY AND CAPITAL RESOURCES


LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Capital Resources. Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations. Management anticipates that it would use funds generated from operations as well as possible financing, for the opening of any new stores, which it may plan to open. For a discussion of uncertainties affecting the Company's liquidity and capital resources, see note 3 to the financial statements on form 10-K for the year ended April 3, 1999.

Long-Term Obligations. At January 1, 2000, the Company had long-term obligations of $429,388. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations.

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

Year 2000 Compliance. The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have data-sensitive software may recognize a date using "00" as year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations. The Company has assessed that it is required to upgrade portions of its software which was originally purchased from outside vendors, so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has purchased its upgraded software and testing and implementation was completed in November 1999. The cost of the upgrade of the Company's software was approximately $20,000. The cost of new hardware was approximately $40,000. Additionally, the Company is dependent on basic public infrastructure, such as telecommunications and utilities, in order to function normally. Significant long-term interruptions of this infrastructure could have an adverse effect on the operations of the Company. Additionally, the Company must rely on assurances from suppliers and vendors that their information systems and key services will be Year 2000 compliant, and the Company currently has no practical alternatives if these major suppliers experience problems. Therefore, even if the Company, in a timely manner, successfully implements the necessary changes to its computer systems, some problems may not be identified or corrected in time to prevent material adverse consequences or business interruptions to the Company, and there can be no absolute assurance that there will not be a material adverse effect on the Company's operations, liquidity or financial condition as a result of the Year 2000 issue. The Company has not had any failures or disruptions to its financial and operating systems as of the date of this filing.



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


                                  URT INDUSTRIES, INC.
                                  Registrant


Date:
                                  ---------------------------------------------
                                  Allan Wolk, Chairman of the Board, President
                                  (Principal Executive Officer)



Date:
                                  ---------------------------------------------
                                  Jason Wolk, Executive Vice President,
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)