Form 10-K
period 2000-04-01
URT INDUSTRIES INC
filed 2000-11-22
CIK 101461

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-K

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934


For the fiscal year ended April 1, 2000               Commission File No. 0-6882


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

                                    YES [X]   NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

                                     YES                NO     X
                                        -----------       -----------

     The aggregate market value (based on the average closing bid and asked prices) of the voting stock held by non-affiliates of the registrant was, as of June 1, 2000, approximately $488,000.

     As of June 1, 2000, the registrant's transfer agent reported as issued and outstanding:

                    10,857,068 Shares of Class A Common Stock
                    1,301,141 Shares of Class B Common Stock

                                     PART I

Item 1. BUSINESS

     URT Industries, Inc. ("URT" or the "Company"), a Florida corporation, began business in 1967. Since 1981, it has been engaged in the operation of retail stores which sell prerecorded music, videos, and related products (the "Retail Business") in the Southeastern part of the United States under the name "PEACHES". Such business is operated by its subsidiary, Peaches Entertainment Corporation ("PEC"), a Florida corporation. URT and certain of its directors and officers own approximately 94% of PEC's issued and outstanding shares of common stock and all of its issued and outstanding shares of preferred stock. The remaining 6% of PEC's common stock is owned by non-affiliated persons.

The Peaches Stores

     The following table sets forth the number of "Peaches" retail stores (the "'Peaches' stores") which were open at the beginning of the year, which opened during the year, which closed during the year and which were open at the end of the year, with respect to URT's last five complete fiscal years ending with the fiscal year ended April 1, 2000 (the "2000 fiscal year"):

                              2000        1999        1998       1997       1996
                              ----        ----        ----       ----       ----
   Number of stores:
   At beginning of period      12          12          13         13         19
   Opened during period         0           1           0          0          0
   Closed during period         0          (1)         (1)         0         (6)
                               --          --          --         --         --

   At end of period            12          12          12         13         13

     Subsequent to the close of the 2000 fiscal year, PEC closed one of its stores for which the lease expired. The eleven "Peaches" stores which are in operation are located in the following four states: Florida (five stores), Virginia (three stores), North Carolina (two stores), and Alabama (one store). The utilized space of the stores ranges from approximately 6,000 square feet to approximately 14,000 square feet. Each store either has its own parking area or is located in a shopping center which provides parking. PEC has options to renew most of its leases for various periods. Two of the Florida stores, one in Fort Lauderdale and the other in Orlando, are currently leased from the Chairman of URT and his brother, a former director of URT. (See "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     For information concerning real property owned by PEC, see "Properties".

E-Commerce

     In July 2000, PEC launched its e-commerce site, www.peachesmusic.com. The site offers over 250,000 different items, including compact discs, cassettes, DVD's as well as digital downloading. As of the date of this filing, the web site has not had a material impact on PEC's financial condition or results of operations.

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

     The vast majority of PEC's products are purchased directly from the five major music distributors. Such distributors are: BMG (Bertelsman Music Group), EMD (EMI Music Distribution), Sony Music, Universal Distribution and WEA (Warner/Elektra/Atlantic). PEC does not have material long-term purchase agreements with any of such distributors. Such arrangement is typical in the industry.

     Purchases from given suppliers are, to a great extent, determined by which of them are manufacturing or distributing the most popular prerecorded music products at any given time, as well as the credit and other terms on which such suppliers are willing to sell to PEC. PEC is not obligated to purchase merchandise from any supplier. It has numerous alternate sources of supply for inventory. However, a loss of one of its principal suppliers may have a materially adverse effect on PEC's financial condition and results of operations.

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

     Quarterly results are affected by the timing of holidays, the timing and strength of new releases, new store openings/closings and sales performance of existing stores. During the 2000 fiscal year, sales between April and June were approximately 24% of total sales; sales between July and September were approximately 22% of total sales; sales between October and December were approximately 30% of total sales; and sales between January and March were approximately 24% of total sales.

Competition

     The retail sale of prerecorded music and video products is highly competitive. There are hundreds of retail, department, discount and variety stores and supermarkets which offer such merchandise to the public. PEC's share of the retail market in the Southeastern United States is not significant. In recent years, in addition to usual competition, there has been a proliferation of non-traditional music outlets, such as appliance retailers and super book stores, some of whom have used very aggressive price cutting tactics, including selling some products below actual cost in order to attract customers and sell non-music and video products. In addition, the expansion of e-commerce has also resulted in competition from outside the normal geographic spheres of competition.

Employees

     As of the last day of the 2000 fiscal year, URT and PEC (hereinafter, collectively, the "URT Companies") had approximately 220 employees. Neither URT nor PEC is a party to any collective bargaining agreements. Relations with employees have been good and there have been no work stoppages.

Management Agreements

     During the 2000 fiscal year, as in the prior fiscal year, there were three agreements in place pertaining to the management of PEC. Two of such agreements were between URT and PEC and the third was between URT and Allan Wolk, URT's Chairman, President and Chief Executive Officer. Pursuant to such agreements (hereinafter collectively referred to as the "Management Agreements") the following arrangements were in effect: URT was required to provide to PEC during such period the services of Mr. Wolk as PEC's Chairman, President and Chief Executive Officer; PEC was required to pay to Mr. Wolk during such period, so long as he continued to provide such services, a salary in the amount described below; the amount so paid by PEC to Mr. Wolk pursuant to such arrangements was credited against the amount payable by URT to Mr. Wolk pursuant to the employment agreement between them (see "EXECUTIVE COMPENSATION" below); and URT and PEC were required to continue to equitably apportion taxes so long as they continue to file a consolidated federal return. The salary payable by PEC to

Mr. Wolk pursuant to the Management Agreements, as revised by agreement between URT and PEC, was $250,000 during the 1999 fiscal year and $248,000 during the 2000 fiscal year.

     The Management Agreements expired on March 31, 2000, but have been extended by URT and PEC on a month-to-month basis during the current fiscal year pending the negotiation and preparation of proposed replacement agreements. Such extension has been on the same terms as the Management Agreements, except that the compensation payable by PEC to Mr. Wolk has been further reduced to a rate of $240,000 per annum during the period of such negotiations pursuant to an oral understanding between the two companies

     During both the 2000 and 1999 fiscal years, Mr. Wolk devoted approximately 75% of his contractual working time to the business of PEC.

Item 2. PROPERTIES

     The headquarters for URT and PEC (the "URT Companies") are located in Hallandale, Florida in a building which is leased by PEC. Such building contains a total of approximately 6,000 square feet of office space.

     PEC owns real property in Mobile, Alabama on which it constructed and operates a "Peaches" store. Such property is subject to a first mortgage on the part of an institutional lender and is also subject to mortgages on the part of URT and Allan Wolk (see "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS").

     All "Peaches" stores, other than the Mobile, Alabama store discussed immediately above, are leased. For information concerning such other stores operated by PEC, see "BUSINESS--The Peaches Stores".

     As part of its on-going long- term strategic planning, PEC may sell its leasehold interest(s) in one or more of its stores.

Item 3. LEGAL PROCEEDINGS

     In February, 2000, PEC amicably resolved a lawsuit with one of its landlords which had been commenced by PEC in the Circuit Court of the Ninth Judicial Circuit of Orange County, Florida, about representations made by the landlord to PEC concerning the shopping center in which one of PEC's Orlando stores is located.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock

         URT's Class A and Class B Common Stock are quoted by market makers on the over-the-counter market. The following table sets forth the closing high and low, bid and asked quotations for the Class A Common Stock for the calendar periods indicated, based on information supplied by Pink Sheets, LLC.

                                         Bid Prices         Asked Prices
                                        ------------        -------------
                                        High    Low         High      Low

1998
     Quarter ended March 31,            .03     .03         .05      .05
     Quarter ended June 30,             .05     .03         .08      .05
     Quarter ended September 30,        .05     .05         .08      .07
     Quarter ended December 31,         .05     .045        .07      .065

1999
     Quarter ended March 31,            .06     .045        .07      .065
     Quarter ended June 30,             .06     .05         .07      .06
     Quarter ended Sept. 30,            .05     .05         .06      .06
     Quarter ended Dec. 31,             .05     .05         .06      .055


2000
     Quarter ended March 31,            .13     .05         .135     .055
     Quarter through June 1,            .08     .06         .09      .08

     The following table sets forth the closing high and low, bid and asked quotations for the Class B Common Stock for the calendar periods indicated, based on information supplied by the National Quotation Bureau, Incorporated:

                                         Bid Prices         Asked Prices
                                        ------------        -------------
                                        High    Low         High      Low

1998
     Quarter ended March 31,            .025    .025        .12      .12
     Quarter ended June 30,             .025    .025        .12      .12
     Quarter ended Sept. 30,            .025    .025        .12      .12
     Quarter ended Dec. 31,             .025    .025        .12      .12

1999
     Quarter ended March 31,            .03     .025        .12      .12
     Quarter ended June 30,             .03     .03         .12      .12
     Quarter ended Sept. 30,            .03     .03         .12      .12
     Quarter ended Dec. 31,             .03     .03         .12      .12

2000
     Quarter ended March 31,            .04     .03         .12      .10
     Quarter through June 1,            .04     .04         .10      .10

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

Approximate Number of Equity Security Holders

     The following table indicates the approximate number of holders of record of each class of URT's equity securities as of June 1, 2000, based on information supplied by URT's transfer agent:

                                                       Number of Record
                 Title of Class                             Holders
                 --------------                        ----------------

         Class A Common Stock, $.01 par value                4,492

         Class B Common Stock, $.01 par value                1,135

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data and other operating information of the Company. The selected financial data should be read in conjunction with the financial statements and related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                          April 1,       April 3,        March 28,       March 29,       March 30,
                                                            2000           1999            1998            1997            1996
                                                            ----           ----            ----            ----            ----
Operating Statement Data:

   Net sales                                            $15,377,711     $17,480,467     $17,077,501     $18,109,119     $23,626,489

   Net loss                                                (738,339)       (646,684)       (874,862)     (1,161,786)     (2,161,535)

   Basic and diluted earnings per share (1)                   (0.06)          (0.05)          (0.07)          (0.09)          (0.17)

   Weighted average number of common
      shares outstanding (1)                             12,158,209      12,158,209      12,158,209      12,637,634      12,637,634

Balance Sheet Data:

   Working capital excluding liabilities
      subject to compromise in 1996                         267,795         957,004       1,531,303       3,174,312       9,188,083

   Total assets                                           4,387,114       5,460,034       6,783,328       8,068,055      12,788,918

   Current portion of long-term
      obligations                                            54,234         108,280         732,319         730,239         124,774

   Long-term obligations                                    415,525         469,759         578,127       1,337,190         810,367

   Liabilities subject to compromise                           --              --              --              --         5,671,434

   Shareholders' equity                                   1,081,730       1,823,328       2,466,753       3,341,615       4,503,401

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

Results of Operations

FISCAL YEAR ENDED APRIL 1, 2000 ("2000") COMPARED TO FISCAL YEAR ENDED APRIL 3, 1999 ("1999")

     Net Sales. The Company's net sales decreased during fiscal 2000 by $2.1 million or 12%. Factors that contributed to the decrease are a 6.4% decline in comparable store sales, the fact that the Company operated one more store during most of fiscal 1999, as well as the fact that fiscal 1999 was a 53 week year compared to fiscal 2000 which was a 52 week year.

     Cost of Sales. The Company's cost of sales as a percentage of net sales decreased from 59.3% in fiscal 1999 to 58.1% in fiscal 2000. The decrease is primarily due to increases in certain retail selling prices.

     Expenses. Selling, general and administrative expenses (SG&A), including depreciation, increased as a percentage of net sales from 44.6% in fiscal 1999 to 46.8% in fiscal 2000. The increase is primarily due to the decrease in sales.

FISCAL YEAR ENDED APRIL 3, 1999 ("1999") COMPARED TO FISCAL YEAR ENDED MARCH 28, 1998 ("1998")

     Net Sales. The Company's net sales for 1999 increased $403,000 or 2.4 percent compared to 1998. The increase is primarily due to the fact that the Company operated one more store for a portion of 1999 offset by a comparable store decrease of 1.6 percent.

     Cost of Sales. The Company's cost of sales, as a percentage of net sales, decreased from 61.5 percent in 1998 to 59.3 percent in 1999. Such decrease is primarily attributable to an increase in certain retail prices and increases in purchase discounts.

     Expenses. Selling, general and administrative expenses, including depreciation, expressed as a percentage of net sales increased to 44.6% in 1999 compared to 43.8% in 1998. The increase is primarily attributable to expenses incurred throughout the Company's first quarter of 1999 relating to the new store that did not actually open until after the first quarter began.

FISCAL YEAR ENDED MARCH 28, 1998 ("1998") COMPARED TO FISCAL YEAR ENDED MARCH 29, 1997 ("1997")

     Net Sales. Net sales for 1998 decreased by 5.7% compared to 1997. Such decrease is attributed to a 3.2% decrease in comparable store sales, and a 2.5% decrease in sales due to one store that closed in 1998.

     Cost of Sales. The cost of sales for 1998 was lower than that for 1997 due principally to a decrease in net sales. Cost of sales as a percentage of net sales decreased from 63.2% in 1997 to 61.4% in 1998 due principally to the fact that during the first quarter of 1998 the Company began to receive discounts associated with normal trade terms as a result of the confirmation of PEC's Amended Plan of Reorganization ("Plan of Reorganization") on January 17, 1997, following its voluntary petition for relief under Chapter 11 of the U.S. Bankruptcy Code (the "Chapter 11 proceeding"). Such decrease is also attributed to increases in other purchase discounts and an increase in certain retail selling prices.

     Expenses. Selling, general and administrative expenses, including depreciation and amortization ("SG&A") in 1998 decreased by 9.0% compared to 1997. Such decrease is attributed to a decrease in corporate overhead (6.9%) and a decrease due to the closing of one of the Company's stores (2.3%), offset by an increase in comparable store expenses (0.2%). SG&A expenses, as a percentage of net sales, decreased from 45.3% in 1997 to 43.7% in 1998 due to such overhead reductions.

     During 1998, Company's primary suppliers initiated steps to help protect the retail marketplace from certain low cost retailers of music. These steps included not disbursing cooperative advertising funds to retailers which engage in low cost selling practices in violation of the minimum advertised pricing policies of such suppliers. Management believes that such initiatives, in combination with the other factors mentioned immediately below, helped the Company to restore itself to a more competitive position. Another factor which had a positive effect on the Company's performance is the increase in gross profit percentage. Also, PEC's Plan of Reorganization was confirmed during the last quarter of 1997. The benefits of the reorganization included the termination of the leases associated with the six unprofitable stores which were closed during 1996, the closing of the Company's former headquarters and warehouse, and the termination of other unprofitable business arrangements. Other competitive advantages over certain competitors include a large selection of inventory, convenient store locations, a high level of customer service and the widely recognized "Peaches" name.

Liquidity and Capital Resources

     Cash generated from operations and cash equivalents are the Company's primary source of liquidity. Management anticipates that the cash generated from operations, cash equivalents on hand and financing will provide sufficient liquidity to maintain adequate working capital for operations.

     At April 1, 2000, the Company had long-term obligations of $415,525. Management anticipates that its ability to repay its long-term obligations will be satisfied primarily through funds generated from its operations or from possible financing.

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

     For a discussion of the Company's possible liability for severance payments to its Chairman, see "EXECUTIVE COMPENSATION."

Recent Accounting Pronouncements

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. It is effective during fiscal year 2001. Management is reviewing the effect, if any, of SAB 101 on the Company's consolidated results of operations, financial position and cash flows.

     In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities . It requires the Company to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on the Company's rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137 which deferred the effective date of adoption of FAS 133 for one more year. The Company does not currently own any derivative instruments and does not anticipate that FAS 133 will have any effect on its results of operations, financial position or cash flows.

     In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internally used software, other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage, are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company during fiscal 2000 and did not have a material effect on the Company's financial position or results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company owns no derivative financial instruments or derivative commodity instruments. The Company's exposure to changes in interest rates is limited to cash, cash equivalents, investments and long term debt. Changes in interest rates by 10% would not have a material impact on the company's financial condition or results of operations.

Item 8. FINANCIAL STATEMENTS

                      URT INDUSTRIES, INC. AND SUBSIDIARIES


                                TABLE OF CONTENTS

                                                                                                                  PAGE
REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                                            F-1 -- F-2


CONSOLIDATED FINANCIAL STATEMENTS:

   Consolidated Balance Sheets as of April 1, 2000 and April 3, 1999                                               F-3

   Consolidated Statements of Operations and Comprehensive Income for Each of the Years in
       the Three-Year Period Ended April 1, 2000                                                                   F-4

   Consolidated Statements of Shareholders' Equity for Each of the Years in the Three-Year
       Period Ended April 1, 2000                                                                                  F-5

   Consolidated Statements of Cash Flows for Each of the Years in the Three-Year Period
      Ended April 1, 2000                                                                                          F-6

   Notes to Consolidated Financial Statements                                                                  F-7 to F-16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Hallandale, Florida


We have audited the accompanying consolidated balance sheet of URT Industries, Inc. and Subsidiaries (the Company) as of April 1, 2000, and the related consolidated statements of operations and comprehensive income, shareholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and Subsidiaries as of April 1, 2000, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.


                            RACHLIN COHEN & HOLTZ LLP


Miami, Florida
June 12, 2000

                          INDEPENDENT AUDITORS' REPORT


Directors and Shareholders
URT Industries, Inc. and Subsidiaries
Hallandale, Florida


We have audited the accompanying consolidated balance sheets of URT Industries, Inc. and Subsidiaries (the "Company") as of April 3, 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the two-year period ended April 3, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of URT Industries, Inc. and Subsidiaries as of April 3, 1999, and the results of their operations and their cash flows for each of the years in the two-year period ended April 3, 1999 in conformity with generally accepted accounting principles.


                                    KPMG LLP


Fort Lauderdale, Florida
May 28, 1999

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                         APRIL 1, 2000 AND APRIL 3, 1999

                                                                         2000                   1999
                                                                     -----------            -----------
                                     ASSETS
Current Assets:
   Cash and cash equivalents                                         $   853,347            $   927,982
   Marketable investment securities                                           --                439,640
   Inventories                                                         2,058,373              2,309,600
   Current portion due from officers/shareholders                             --                 42,769
   Prepaid expenses and other current assets                             172,224                291,809
                                                                     -----------            -----------
      Total current assets                                             3,083,944              4,011,800

Property and Equipment                                                 1,120,337              1,249,289
Due from Officers/Shareholders                                                --                  3,385
Other Assets                                                             182,833                195,560
                                                                     -----------            -----------
      Total assets                                                   $ 4,387,114            $ 5,460,034
                                                                     ===========            ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Accounts payable                                                  $ 2,116,659            $ 2,240,109
   Accrued liabilities                                                   645,256                706,407
   Current portion of long-term obligations                               54,234                108,280
                                                                     -----------            -----------
         Total current liabilities                                     2,816,149              3,054,796

Long-Term Obligations                                                    415,525                469,759
Deferred Rent                                                             58,279                 63,030
Minority Interest in Subsidiary                                           15,431                 49,121
                                                                     -----------            -----------
         Total liabilities                                             3,305,384              3,636,706
                                                                     -----------            -----------

Commitments, Contingencies and Subsequent Events                              --                     --

Shareholders' Equity:
   Common stock, $.01 par value; 30,000,000 shares authorized;
      15,317,454 shares issued and outstanding                           153,175                153,175
   Additional paid-in capital                                          5,542,152              5,542,152
   Accumulated deficit                                                (3,595,262)            (2,856,923)
   Unrealized holding gain                                                    --                  3,259
                                                                     -----------            -----------
                                                                       2,100,065              2,841,663
   Treasury stock, 3,159,245 common shares at cost                    (1,018,335)            (1,018,335)
                                                                     -----------            -----------
         Total shareholders' equity                                    1,081,730              1,823,328
                                                                     -----------            -----------
         Total liabilities and shareholders' equity                  $ 4,387,114            $ 5,460,034
                                                                     ===========            ===========

                See notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000


                                                                                 2000                 1999                 1998
                                                                             ------------         ------------         ------------
Net Sales                                                                    $ 15,377,711         $ 17,480,467         $ 17,077,501
                                                                             ------------         ------------         ------------

Costs and Expenses:
   Cost of sales                                                                8,940,342           10,361,351           10,501,123
   Selling, general and administrative expenses                                 6,963,336            7,488,565            7,244,524
   Depreciation and amortization                                                  237,745              305,226              274,943
                                                                             ------------         ------------         ------------
                                                                               16,141,423           18,155,142           18,020,590
                                                                             ------------         ------------         ------------

Loss from Operations                                                             (763,712)            (674,675)            (943,089)
                                                                             ------------         ------------         ------------

Other Income (Expense):
   Interest expense                                                               (56,564)            (101,174)            (167,085)
   Interest income                                                                 29,970               45,052              105,614
   Other income                                                                    15,018               57,938               99,264
   Realized gain on sale of investment securities                                   3,259                   --                   --
                                                                             ------------         ------------         ------------
                                                                                   (8,317)               1,816               37,793
                                                                             ------------         ------------         ------------

Loss before Income Taxes and Minority Interest                                   (772,029)            (672,859)            (905,296)

Provision for Income Taxes                                                             --                   --                   --
                                                                             ------------         ------------         ------------

Loss before Minority Interest                                                    (772,029)            (672,859)            (905,296)

Minority Interest in Net Loss of Consolidated Subsidiary                           33,690               26,175               30,434
                                                                             ------------         ------------         ------------

Net Loss                                                                         (738,339)            (646,684)            (874,862)

Other Comprehensive Income:
   Unrealized gain arising during the period                                           --                3,259                   --
                                                                             ------------         ------------         ------------

Comprehensive Loss                                                           $   (738,339)        $   (643,425)        $   (874,862)
                                                                             ============         ============         ============

Basic and Diluted Net Loss Per Common Share                                  $      (0.06)        $      (0.05)        $      (0.07)
                                                                             ============         ============         ============

                See notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000

                                                      Common Stock Issued                          Treasury Stock
                                                      -------------------                          --------------
                                                       Shares                                    Shares
                                                       ------                                    ------
                                               Class A       Class B        Amount       Class A       Class B        Amount
                                             -----------   -----------   -----------   -----------   -----------   -----------
Balance, March 29, 1997                       13,764,588     1,552,866   $   153,175     2,907,520       251,725   $(1,018,335)

Net Loss                                              --            --            --            --            --            --
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance, March 28, 1998                       13,764,588     1,552,866       153,175     2,907,520       251,725    (1,018,335)

Net Loss                                              --            --            --            --            --            --
Unrealized Gain arising during  the period            --            --            --            --            --            --
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 3, 1999                        13,764,588     1,552,866       153,175     2,907,520       251,725    (1,018,335)

Net Loss                                              --            --            --            --            --            --

Unrealized Loss arising during the period             --            --            --            --            --            --
                                             -----------   -----------   -----------   -----------   -----------   -----------

Balance, April 1, 2000                        13,764,588     1,552,866   $   153,175     2,907,520       251,725   $(1,018,335)
                                             ===========   ===========   ===========   ===========   ===========   ===========

                                                                          Accumulated
                                              Additional                     Other
                                               Paid-In     Accumulated   Comprehensive
                                               Capital       Deficit         Income          Total
                                             -----------   -----------    -----------    -----------
Balance, March 29, 1997                      $ 5,542,152   $(1,335,377)   $        --    $ 3,341,615

Net Loss                                              --      (874,862)            --       (874,862)
                                             -----------   -----------    -----------    -----------

Balance, March 28, 1998                        5,542,152    (2,210,239)            --      2,466,753

Net Loss                                              --      (646,684)            --       (646,684)
Unrealized Gain arising during  the period            --            --          3,259          3,259
                                             -----------   -----------    -----------    -----------

Balance, April 3, 1999                         5,542,152    (2,856,923)         3,259      1,823,328

Net Loss                                              --      (738,339)            --       (738,339)

Unrealized Loss arising during the period             --            --         (3,259)        (3,259)
                                             -----------   -----------    -----------    -----------

Balance, April 1, 2000                       $ 5,542,152   $(3,595,262)   $        --    $ 1,081,730
                                             ===========   ===========    ===========    ===========

                See notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR EACH OF THE YEARS IN THE THREE-YEAR PERIOD ENDED APRIL 1, 2000


                                                                                 2000           1999           1998
                                                                             -----------    -----------    -----------
Cash Flows from Operating Activities:
   Net loss                                                                  $  (738,339)   $  (646,684)   $  (874,862)
   Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
         Depreciation and amortization                                           237,745        305,226        274,943
         Realized gain on sale                                                    (3,259)            --             --
         Minority interest in net (loss) income of consolidated subsidiary       (33,690)        21,825        (30,434)
         Changes in operating assets and liabilities:
               (Increase) decrease in:
                  Inventories                                                    251,227        123,833        422,061
                  Prepaid expenses and other current assets                      119,585         95,239        (54,094)
                  Other assets                                                    12,727          6,092        (20,362)
               Increase (decrease) in:
                  Accounts payable                                              (123,450)       225,435        642,805
                  Accrued liabilities                                            (61,151)      (194,918)      (172,051)
                  Deferred rent                                                   (4,751)           196        (93,202)
                                                                             -----------    -----------    -----------
                     Net cash provided by (used in) operating activities        (343,356)       (63,756)        94,804
                                                                             -----------    -----------    -----------

Cash Flows from Investing Activities:
   Purchase of marketable investment securities                                       --     (1,469,002)    (2,624,119)
   Proceeds from sale of marketable investment securities                        439,640      2,065,361      1,591,379
   Purchases of property and equipment                                          (108,793)      (190,182)      (180,192)
   Repayments from officers/shareholders                                          46,154         36,870         25,693
                                                                             -----------    -----------    -----------
                     Net cash provided by (used in) investing activities         377,001        443,047     (1,187,239)
                                                                             -----------    -----------    -----------

Cash Flows from Financing Activities:
   Repayment of long-term obligations                                           (108,280)      (732,407)      (756,983)
                                                                             -----------    -----------    -----------
                     Net cash used in financing activities                      (108,280)      (732,407)      (756,983)
                                                                             -----------    -----------    -----------

Net Decrease in Cash and Cash Equivalents                                        (74,635)      (353,116)    (1,849,418)

Cash and Cash Equivalents, Beginning                                             927,982      1,281,098      3,130,516
                                                                             -----------    -----------    -----------

Cash and Cash Equivalents, Ending                                            $   853,347    $   927,982    $ 1,281,098
                                                                             ===========    ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the period for interest                                  $    56,564    $   101,174    $   167,085
                                                                             ===========    ===========    ===========

                See notes to consolidated financial statements.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 APRIL 1, 2000, APRIL 3, 1999 AND MARCH 28, 1998


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Business

          URT Industries, Inc. and Subsidiaries (the Company) is engaged in the business of retailing prerecorded music, video and accessory items, principally in the Southeastern United States. The Company operates in a single-industry segment, the operation of a chain of retail entertainment stores. The consolidated financial statements include the accounts of URT Industries, Inc. (the Parent or URT) and its wholly-owned non-operating subsidiary, whose business was discontinued in 1984, and its 87.5 percent-owned subsidiary, Peaches Entertainment Corporation (Peaches).

     Principles of Consolidation

          The consolidated financial statements include the accounts of URT Industries, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Reference to the Company encompasses any or all of the aforementioned entities.

     Fiscal Year

          The Company's fiscal year consists of 52 or 53 weeks ending on the Saturday closest to the end of March. The fiscal year ended April 1, 2000 consists of 52 weeks. The fiscal year ended April 3, 1999 consisted of 53 weeks. The fiscal year ended March 28, 1998 consisted of 52 weeks.

     Cash Equivalents

          The Company considers highly liquid investments purchased with original maturities of three months or less to be cash equivalents. There were no cash equivalents at April 1, 2000. Cash equivalents totaled $345,528 at April 3, 1999. The carrying amount of cash and cash equivalents approximates fair market value because of the
          short-term  maturity  of  these  investments.   The  fair  values  are
          estimated based on quoted market prices for these or similar instruments.

     Marketable Investment Securities

          The Company follows the requirements of Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities. Securities consisting of Treasury bills and equity investments are considered available-for-sale at April 3, 1999 with cost approximating fair market value. Securities classified as available-for-sale are reported at fair market value with unrealized gains and losses included in shareholders' equity. Realized gains and losses are included in interest and other income. There were no investments in marketable securities at April 1, 2000.

     Inventories

          Inventories, which are comprised of compact discs, cassettes, digital video disks, videos and accessories, are stated at the lower of cost (principally average) including freight-in, or market.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Property and Equipment

          Property and equipment are stated at cost and depreciated over their estimated useful lives ranging from 5 to 31.5 years using both straight-line and accelerated methods. The Company's policy is to retire assets from its accounts as they become fully depreciated.

     Advertising

          Advertising costs are charged to expense as incurred.

     Income Taxes

          The Company files a consolidated income tax return with its subsidiaries. Provision is made for deferred income taxes, which result from certain items of income and expense being reported for tax purposes in periods different than those reported for financial reporting purposes. These items relate principally to the methods of accounting for store leases with future scheduled rent payment increases, inventory and the utilization of different methods of depreciation for financial statement and income tax purposes.

          The Company accounts for income taxes under the provisions of SFAS No. 109, which generally requires recognition of deferred tax liabilities and assets for the future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined on differences between the financial reporting and tax bases of assets and liabilities and are measured by applying enacted tax rates and laws for the taxable years in which those differences are expected to reverse. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided if it is more likely than not that the Company will not realize the benefits of a deferred tax asset.

     Use of Estimates

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

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of

          The Company accounts for long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lives Assets to be Disposed of. This statement requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     Recent Accounting Pronouncements

          In fiscal year 1999, the Company adopted SFAS No. 130, Reporting Comprehensive Income. SFAS 130 establishes standards for reporting and presentation of comprehensive income and its components in a full set of financial statements. Comprehensive income consists of net income and net unrealized gains (losses) on securities and is presented in the consolidated statement of operations and comprehensive income. The Statement requires only additional disclosures in the consolidated financial statements; it does not affect the Company's financial position or results of operations.

          In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin, or SAB No. 101, "Revenue Recognition in Financial Statements". SAB 101 provides guidance for revenue recognition under certain circumstances. The staff accounting bulletin is effective during fiscal year 2001. SAB 101 is not expected to have an effect on the Company's consolidated results of operations, financial position and cash flows.

          In June 1998, the Financial Accounting Standards Board, or FASB, issued FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". FAS 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires us to measure all derivatives at fair value and to recognize them on the balance sheet as an asset or liability, depending on our rights or obligations under the applicable derivative contract. In July 1999, the FASB issued FAS No. 137 that deferred the effective date of adoption of FAS 133 for one more year. The Company currently has no derivative instruments or hedging activities.

          In March 1998, the Accounting Standards Executive Committee issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires all costs related to the development of internally used software other than those incurred during the application development stage to be expensed as incurred. Costs incurred during the application development stage are required to be capitalized and amortized over the estimated useful life of the software. SOP 98-1 was adopted by the Company during the fiscal year 2000 and did not have a material effect on the Company's financial position or results of operations.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Reclassifications

          Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform to the 2000 presentation.


NOTE 2. LIQUIDITY

     As of April 1, 2000, the Company reflected shareholders' equity of approximately $1.1 million. Since 1993, the Company has incurred operating losses and has an accumulated deficit of approximately $3.6 million at April 1, 2000. Factors which have had a positive effect on the Company's performance include the increase in gross profit percentage and reduction of certain expenses. The Company's ability to achieve sustained profitable operations is dependent on continuing to obtain products at competitive prices, restructuring operations to minimize cash expenditures, and successfully competing with larger retailers who have greater capital resources than the Company. Management believes that cash flow from operations or additional financing available from other sources will be sufficient to fund operations during the next fiscal year. There is no assurance that such events will occur or such financing will be available.


NOTE 3. BUSINESS AND CREDIT CONCENTRATIONS

     Competition

          The retail sale of prerecorded music and video products is highly competitive. The Company's share of the retail market in the Southeastern United States is not significant. The number of stores and types of competitors faced by the Company's stores increased significantly, including non-mall discount stores, consumer electronics superstores and other mall-based music, video and book specialty retailers expanding into non-mall multimedia superstores of their own. The Company's stores operate in a retail environment in which many factors that are difficult to predict and outside the Company's control can have a significant impact on store and Company sales and profits. These factors include the timing and strength of new product offerings and technology, pricing strategies of competitors' stores, the Company's ability to continue to receive adequate product from its vendors on acceptable credit terms, effects of weather and overall economic conditions, including inflation, consumer confidence, spending habits and disposable income.

     Significant Vendors

          The Company purchased approximately 72 percent of its merchandise from five principal suppliers during each of the fiscal years ended April 1, 2000 and April 3, 1999, respectively. Purchases from given suppliers are, to a greater extent, determined by which of them is manufacturing or distributing the most popular prerecorded music products at a given time, as well as the credit and other terms on which such suppliers are willing to sell to the Company. The Company is not obligated to purchase merchandise from any supplier. However, if the Company were to lose one of its principal suppliers, it may have a material adverse effect on the Company's results of operations and financial position.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 3. BUSINESS AND CREDIT CONCENTRATIONS (Continued)

     Cash and Cash Equivalents

          The Company maintains deposits at financial institutions that, from time to time, may exceed federally insured limits. At April 1, 2000, the Company had deposits in excess of federally insured limits of approximately $407,000. The Company maintains its cash with high quality financial institutions, which the Company believes limits these risks.


NOTE 4. NET LOSS PER COMMON SHARE

     The Company follows the provisions of SFAS No. 128, Earnings Per Share, which establishes new standards for computing and presenting earnings per common share.

     Basic and diluted net loss per common share has been computed by dividing net loss by the weighted average number of shares outstanding during the period. The two-class methods of computing earnings per share was not utilized as both classes of the Company's common stock are identical, except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes. Accordingly, net loss per common share is identical for each class of stock.

     Basic and diluted net loss per common share were calculated as follows:

                                            April 1,        April 3,        March 28,
                                              2000            1999            1998
                                              ----            ----            ----
          Basic and diluted:
             Net loss                    $   (738,339)   $   (646,684)   $   (874,862)
                                         ============    ============    ============
             Weighted average shares       12,158,209      12,158,209      12,258,209
                                         ============    ============    ============
             Net loss per common share   $       (.06)   $       (.05)   $       (.07)
                                         ============    ============    ============


NOTE 5. DUE FROM OFFICERS/SHAREHOLDERS

                                                                                  2000         1999
                                                                                --------     --------
          Unsecured loans to one officer/shareholder and one former
             officer/shareholder; proceeds of the loans were used to purchase shares of the Company's Class A and Class B common stock in
             the open market from an unrelated party; interest at 8 percent     $     --     $ 46,154
          Less current portion                                                        --      (42,769)
                                                                                --------     --------
                                                                                $     --     $  3,385
                                                                                ========     ========

     The promissory note agreements with the two officers/shareholders are payable with interest at 8% in 96 monthly installments through March 21, 2000.

     Under amended and restated employment agreements with these officers/shareholders (Note 9), the required loan payments are credited as compensation for the officer/shareholder. Effective March 1996, a former officer/shareholder was required to repay the loan in monthly installments of $471.

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 6. PROPERTY AND EQUIPMENT

                                                                       2000             1999
                                                                   ----------       ----------
          Land                                                     $  395,570       $  395,570
          Building                                                    538,093          538,093
          Leasehold improvements                                      529,803        1,194,053
          Furniture and equipment                                     629,912          678,470
          Building under capitalized lease                            206,964          206,964
                                                                   ----------       ----------
                                                                    2,300,342        3,013,150
          Less accumulated depreciation and amortization            1,180,005        1,763,861
                                                                   ----------       ----------
                                                                   $1,120,337       $1,249,289
                                                                   ==========       ==========

     Depreciation expense attributable to the capital lease was approximately $10,300 for each of the years in the three-year period ended April 1, 2000.


NOTE 7. LONG-TERM OBLIGATIONS

                                                                                           2000         1999
                                                                                         --------     --------
          Capital  lease  obligation,  due in  monthly  installments  of $3,382,
          including interest at 17.5%; final payment due March 2005.                     $134,622     $150,137

          Mortgage payable, due in monthly installments of $2,981, plus interest at prime  plus .5%  (9.5% at  April 1,  2000);  collateralized  by the mortgaged  property with depreciated  cost of approximately  $355,000;
          final balloon payment of approximately $263,000 due September 2002.             335,137      370,912

          Settlement agreement with former  officer/shareholder;  due in monthly
          installments of $5,699; final payment due and paid January 2000.                     --       56,990
                                                                                         --------     --------
                                                                                          469,759      578,039
         Less current portion                                                              54,234      108,280
                                                                                         --------     --------
                                                                                         $415,525     $469,759
                                                                                         ========     ========

     The capital lease pertains to the building portion of property owned by one director and one former director. The rent expense on the land portion of this lease was approximately $97,000, $129,000 and $113,000, respectively, for each of the years in the three-year period ended April 1, 2000.

     The following represents future minimum lease payments under the capital lease obligation:

         Fiscal year:
            2001                                              $  40,584
            2002                                                 40,584
            2003                                                 40,584
            2004                                                 40,584
            2005                                                 40,584
                                                              ---------
         Total minimum lease payments                           202,920
         Less amount representing interest                      (68,298)
                                                              ---------
         Present value of minimum lease payments              $ 134,622
                                                              =========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 7. LONG-TERM OBLIGATIONS (Continued)

     Maturities   of  long-term   obligations,   excluding   the  capital  lease
     obligation, are as follows:

           Fiscal year:
              2001                                                     $  35,775
              2002                                                        35,775
              2003                                                       263,587
                                                                       ---------
                                                                       $ 335,137
                                                                       =========

     The Company has a standby letter of credit of $81,000 available to a landlord. The standby letter of credit is fully collateralized by a certificate of deposit, which is included in other assets. In addition, one of the Company's banks is obligated to provide an irrevocable letter of credit of $150,000. No letters of credit were drawn upon as of April 1, 2000 and April 3, 1999.


NOTE 8. ACCRUED LIABILITIES
                                                              2000        1999
                                                           ---------   ---------

           Gift certificate and credit slip liability      $ 133,603   $ 156,818
           Payroll and related benefits                       41,970      42,670
           Sales and other taxes payable                     104,303     131,556
           Accrued overhead expenses                         123,277     255,916
           Other                                             242,103     119,447
                                                           ---------   ---------
                                                           $ 645,256   $ 706,407
                                                           =========   =========


NOTE 9. COMMITMENTS AND CONTINGENCIES

     Leases

          The Company is a lessee under  various  operating  leases,  several of which provide for percentage rent. An insignificant amount of percentage rent was incurred during the years ended April 3, 1999 and March 28, 1998, respectively. There was no percentage rent incurred during the year ended April 1, 2000. Most of the leases contain renewal options.

          The aggregate minimum rental commitments at April 1, 2000 under all non-cancelable operating leases, which have various expiration dates through 2017, are approximately as follows:

           Fiscal year:
             2001                                                     $1,097,000
             2002                                                        772,000
             2003                                                        697,000
             2004                                                        537,000
             2005                                                        360,000
             Thereafter                                                2,697,000
                                                                      ----------
                                                                      $6,160,000
                                                                      ==========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)

     Leases (Continued)

          Rental expense under non-cancelable operating leases, included in selling, general and administrative expenses in the accompanying consolidated statements of operations, amounted to approximately $1,350,000, $1,417,000, and $1,175,000, respectively, for each of the years in the three-year period ended April 1, 2000.

          Rental expense on a store owned by two directors and/or their relatives was approximately $174,000, $164,000, and $131,000, respectively, for each of the years in the three-year period ended April 1, 2000.

     Legal Matters

          The Company is a party to various claims, legal actions and complaints arising in the ordinary course of its business. In the opinion of management, all such matters are without merit or involve such amounts that an unfavorable disposition would not have a material adverse effect on the financial position or results of operations of the Company.

     Employment Agreements

          As amended January 1, 1996, the Company entered into an amended and restated employment agreement with an officer, through March 31, 2000, with an aggregate annual average base compensation of approximately $780,000, including amounts payable by Peaches to such officer under the revised Management Agreement. In October 1997, the annual base compensation was reduced by $150,000. In addition, the officer shall be credited, as compensation, with the monthly amounts payable by him to the Company under promissory note (Note 5).

          The respective employment agreement provides the officer with the use of an automobile, full medical coverage, reimbursement for life insurance policies, paid vacations and severance pay if the Company refuses to renew the employment agreement upon expiration, or in the event of termination upon mutual consent or termination in certain other events.

     Management Agreement

     During the 2000 fiscal year, as in the prior fiscal year, there were three management and intercorporate agreements in place between URT and Peaches. Two of such agreements were between the Company and Peaches and the third was between the Company and the Company's Chairman, President and Chief Executive Officer. Pursuant to such agreements (hereinafter collectively referred to as the "Management Agreements"), the following arrangements were in effect: URT was required to provide to Peaches during such period the services of their Chairman, President and Chief Executive Officer; Peaches was required to pay the executive's compensation during such period, so long as he continued to provide such services, a salary in the amount described below; the amount so paid by Peaches pursuant to such arrangements was credited against the amount payable by URT pursuant to the employment agreement in effect and URT and Peaches were required to continue to equitably

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 9. COMMITMENTS AND CONTINGENCIES (Continued)

     Management Agreement (Continued)

          apportion taxes so long as they continue to file a consolidated federal return. The salary payable by Peaches pursuant to the Management Agreements, as revised by further agreement, was $250,000 during the 1999 fiscal year and $248,000 during the 2000 fiscal year.

          The Management Agreements expired on March 31, 2000, but have been extended on a month-to-month basis during the current fiscal year pending the negotiation and preparation of proposed replacement agreements. Such extension has been on the same terms as the Management Agreements, except that the compensation payable by Peaches has been reduced to a rate of $240,000 per annum during the period of such negotiations.


NOTE 10. SHAREHOLDERS' EQUITY

     Authorized shares of common stock as of April 1, 2000 and April 3, 1999 were 20,000,000 Class A and 10,000,000 Class B shares, both classes having a par value of $.01. The two classes of the Company's common stock are identical except that each class votes separately so that all matters requiring the vote of stockholders require the approval of both classes of common stock voting as separate classes.


NOTE 11. INCOME TAXES

                                            2000          1999         1998
                                            ----          ----         ----
           Current:
             Federal                        $ --          $ --         $ --
             State                            --            --           --
                                            ----          ----         ----
                                              --            --           --
                                            ----          ----         ----

          Deferred:
             Federal                          --            --           --
             State                            --            --           --
                                            ----          ----         ----
                                            $ --          $ --         $ --
                                            ====          ====         ====

     Differences between the income tax provision and the amount computed by applying the statutory federal income tax rate of 34 percent to loss before income taxes and minority interest were as follows:

                                                                                   2000            1999            1998
                                                                                ---------       ---------       ---------
          Income tax benefit at applicable statutory tax rate of loss
             before income taxes                                                $(251,000)      $(220,000)      $(308,000)

          Add:
             State income tax benefit, net of federal benefit                     (23,000)        (36,000)        (34,000)
             Change in valuation allowance                                        226,000         225,000         707,000
             Adjustments to net operating loss carryovers and other
                deferred tax assets                                                 9,000          24,000        (387,000)
             Other                                                                 39,000           7,000          22,000
                                                                                ---------       ---------       ---------
          Income tax provision for the year                                     $      --       $      --       $      --
                                                                                =========       =========       =========

                      URT INDUSTRIES, INC. AND SUBSIDIARIES

                          NOTES TO FINANCIAL STATEMENTS
                                   (Continued)


NOTE 11. INCOME TAXES (Continued)

     The tax effects of temporary differences that give rise to significant portions of the deferred tax assets at April 1, 2000 and April 3, 1999 are presented below:

                                                                                               2000               1999
                                                                                           -----------        -----------
          Deferred tax assets:
             Inventories, principally due to additional costs capitalized
                for tax purposes                                                           $    61,000        $    64,000
             Property and equipment, net, principally due to differences
                in depreciation                                                                314,000            296,000
             Accrued rent, principally due to accrual for financial
                reporting purposes                                                              44,000             25,000
             NOL carryforward                                                                2,738,000          2,497,000
             Accrued expenses                                                                    7,000             48,000
             Other                                                                              30,000             38,000
                                                                                           -----------        -----------
                   Total gross deferred tax assets                                           3,194,000          2,968,000
                    Less valuation allowance                                                (3,194,000)        (2,968,000)
                                                                                           -----------        -----------
                    Net deferred tax assets                                                $        --        $        --
                                                                                           ===========        ===========

     At April 1, 2000, the Company has a net operating loss carryforward for federal income tax purposes of approximately $6,900,000 which is available to offset future federal taxable income, if any, through 2014.

     A valuation allowance is provided to reduce deferred tax assets to a level which, more likely than not, will be realized. The net deferred assets reflect management's estimate of the amount which will be realized from future profitability which can be predicted with reasonable certainty. The valuation allowance for deferred tax assets as of April 1, 2000 and April 3, 1999, was $3,194,000 and $2,968,000, respectively. The net change in the total valuation allowance for the years ended April 1, 2000 and April 3, 1999 was an increase of approximately $226,000 and $225,000, respectively.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     In March, 2000, URT selected Rachlin Cohen & Holtz LLP ("RCH") to replace KPMG LLP ("KPMG") as its independent public accountants. The decision to change auditors was approved by resolution of the full board of directors.

     There were no disagreements with KPMG, during either of the two most recent fiscal years, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused KPMG to make reference to the subject matter of the disagreements in connection with its audit report with respect to financial statements of URT and there was no disagreement or difference of opinion with KPMG regarding any "reportable event," as that term is defined in Item 304(a)(1)(v) of Regulation S-K. KPMG's report on the financial statements of URT for each of the past two fiscal years did not contain any adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

     Neither URT nor anyone on behalf of URT consulted RCH, during either of the two most recent fiscal years, regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the financial statements of URT or any matter that was either the subject of a disagreement, within the meaning of
Item 304(a)(1)(iv) of Regulation S-K, or any reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     As of the date of this filing, the directors and executive officers of URT are:

        Name            Position                                          Age
        ----            --------                                          ---

     Allan Wolk      Chairman of the Board,
                      President (Chief Executive
                      Officer),  Director                                 62

     Brian Wolk      Executive Vice-President, Chief Legal                35
                     Officer, General Manager-Store Operations and Merchandising, Director

     Jason Wolk      Executive Vice-President, Chief                      33
                     Financial Officer (Principal Financial
                     and Accounting Officer), General Manager-
                     Internet Operations, Treasurer, Director

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

     Jason Wolk, a certified public accountant, has been employed by the URT Companies in various capacities and at various times since 1983 and has been employed by them, full time, since 1994. He is a son of Allan Wolk. Prior to his full time employment by the URT Companies, he had been employed by KPMG Peat Marwick LLP, an international accounting and consulting firm. He has been a director of URT and PEC since 1994 and a vice-president and the secretary of both companies since June, 1995. He was appointed Treasurer and Chief Financial Officer (Principal Financial and Accounting Officer) of both companies in September, 1995, and was appointed Executive Vice-President of both companies in March, 1996.

     The term of office of each director continues until the next annual meeting of the stockholders and until his or her successor is elected. Allan Wolk has an employment agreement with URT (See "EXECUTIVE COMPENSATION--Employment Contracts").

Item 11. EXECUTIVE COMPENSATION

     The following table sets forth compensation paid or accrued by the URT Companies for services rendered in all capacities during the 2000 fiscal year and the two prior fiscal years to (i) URT's chief executive officer ("CEO") and
(ii) each of the other most highly compensated executive officers of the URT Companies whose cash compensation exceeded $100,000 and who served as executive officers during the 2000 fiscal year:

Summary Compensation Table

                Annual Compensation                                     Long Term Compensation
                -------------------                                     ----------------------
                                                                   Awards                       Payouts
                                                                   ------                       -------

                                                                                                Long
                                                                                   Options/     Term
                                                                                   Stock        Incen.
                                                  Other            Restricted      App.         Plan        All
Name and          Fiscal    Salary      Bonus     Annual           Stock           Rights       Pay-outs    Other
Position          Year      ($)         ($)       Compensation($)  Award(s)($)     (#)          ($)         Compensation($)
--------          ----      ---         ---       ---------------  -----------     ---          ---------------------------
Allan Wolk,       2000      539,597      -0-       86,190(1)          -0-            -0-         -0-             -0-
  Chairman,       1999      546,849      -0-      100,169(1)          -0-            -0-         -0-             -0-
  Pres. & CEO     1998      679,474      -0-      110,358(1)          -0-            -0-         -0-             -0-

-------------

(1) Such amounts include life insurance premiums ($50,970 for the 2000 fiscal year) and amounts credited to Mr. Wolk under his employment agreement against amounts owed to URT.

Employment Contracts

     Until March 31, 2000, Mr. Wolk was employed under an employment agreement dated October 1, 1994 (the "1994 Agreement"). The 1994 Agreement reduced the annual rate of his base salary to $725,380 for the period from October 1, 1994 through March 31, 1995, to $575,380 for the next eighteen month period ending September 30, 1996, and to $784,048 for the balance of the term of employment (as compared to an annual base salary at the rate of $834,048 under the March 31, 1992 employment agreement (the "1992 Agreement") which the 1994 Agreement replaced). A 1997 amendment to the 1994 Agreement further reduced Mr. Wolk's annual compensation by an additional $150,000 per year, to $634,048 per year, effective as of October 1, 1997 and continuing through the balance of the term of employment. Mr. Wolk further agreed to forego an additional $94,450 in compensation during the 2000 fiscal year, and agreed to forgo an additional $37,203 in compensation during the 1999 fiscal year and $37,679 in compensation during the 1998 fiscal year, thereby reducing his salary compensation during such periods by such amounts.

     Pursuant to the arrangements described above under "BUSINESS-MANAGEMENT AGREEMENTS", PEC paid a salary to Mr. Wolk in the amount described in such section, and such amount was credited against the compensation so payable by URT to Mr. Wolk pursuant to the 1994 Agreement, as so amended (hereinafter referred to, with the above-described amendments, as the "1994 Agreement").

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

     The 1994 Agreement also continued to provide (as had the 1992 Agreement) that during his employment period URT would furnish Mr. Wolk with an automobile, reimburse him for business expenses, including socially related business expenses incurred by him, and provide him with hospital and medical benefits; that upon termination of his employment, he would not compete with the URT Companies for a period of three years and for the additional period during which he accepted severance payments; that upon the termination of his period of employment on March 31, 2000 and URT's refusal to continue to employ him on terms no less favorable than those contained in his employment agreement or in the event of the earlier termination of his employment for any reason other than death, URT would be required to pay him as severance payments, an amount equal to his annual base salary which was in effect at the time of termination and thereafter, upon each anniversary of the termination date until his death, 50% of such annual base salary (except for the elimination of provisions which had been in the 1992 Agreement under which he could have been entitled to additional amounts if adjustments were made due to increases in the consumer price index, changes in the income tax laws or certain other contingencies), as reduced by any payments he received under any pension or profit sharing plan of the URT Companies and if applicable, any disability insurance policy; that so long as he was entitled to receive severance payments, URT was required to continue to furnish him with an automobile, pay the premiums on the above described life insurance coverage and provide medical insurance coverage for him and his family which would continue during his lifetime and that of his wife, if she survived him; that as a condition of receiving such severance payments and benefits, he was required to be available to the URT Companies as a consultant; that if any persons, excluding officers and directors of URT, should acquire effective control of URT while he was in its employ, he would be entitled to receive, in addition to all other payments required to be made to him under his employment agreement, an amount equal to the maximum amount permitted to be paid by URT without such payment being considered a "parachute payment" under the Internal Revenue Code; that such provision was designed to deter corporate raiders and would require that a substantial payment be made to him in the event that any such persons acquired effective control of URT. The amount to which Mr. Wolk would be entitled under the circumstances described above would depend on his compensation during the five tax years immediately preceding any such change in control. If, for illustrative purposes, a change in control had occurred between the end of the 2000 fiscal year and the date of this filing, the payment to Mr. Wolk would have been approximately $2 million.

     The 1994 Agreement also permitted Mr. Wolk to obtain a loan from URT on a single occasion not to exceed $400,000 for a period of up to five years at an interest rate of 3% per annum, which is required to be collateralized by adequate security and made upon such other terms and conditions as URT's directors with the advice of counsel deem necessary to protect URT.

     Following the expiration of the 1994 Agreement on March 31, 2000, URT and Mr. Wolk have entered into negotiations with respect to a proposed new employment agreement between them. URT and Mr. Wolk have also signed three letter agreements with respect to the severance pay provisions of the 1994 Agreement which are described above. Pursuant to such agreements Mr. Wolk has agreed not to assert his right to severance pay under such provisions before December 1, 2000, provided that negotiations for a new employment agreement are still ongoing, and URT has agreed that all of Mr. Wolk's rights under such provisions of the 1994 Agreement are preserved. Should Mr. Wolk become entitled to severance pay pursuant to such provisions by reason of any failure by URT to agree to employ Mr. Wolk on terms no less favorable than those contained in the 1994 Agreement, such an occurrence would have a material impact on URT's financial condition and results of operations.

Compensation Committee Interlocks
and Insider Participation

     URT does not have a compensation committee or other board committee performing equivalent functions. During the 2000 fiscal year, all deliberations concerning executive officer compensation or any other arrangements between URT and any executive officers were conducted by URT's full board of directors, provided, however, that no director voted on compensation payable to him as an executive officer or any other arrangement between him and URT.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table contains information concerning the number of shares of each class of URT's common stock which was owned by each person who, on June 1, 2000, owned, beneficially, more than 5% thereof, and the number of shares of each class of such stock owned beneficially, directly or indirectly, by each executive officer and director and by all directors and executive officers as a group on such date:

                                                  Account & Nature
                                                    of Beneficial       Percent
Title of Class            Name                        Ownership         of Class
--------------            ----                    ----------------      --------

Class A Common            Executive Officers
Stock, par value          and Directors
$.01 per share
                          Allan Wolk                 3,194,186(1)         29.4%
                          Allan Wolk and
                          Lawrence Strauss,
                          as Trustees                   33,072(2)          *

                          Brian Wolk                    12,980(3)          *

                          Jason Wolk                    17,480(3)          *

                          All officers and
                          directors as a
                          group (3 persons)          3,257,718            30.0%

                          Other

                          Scorpio Music, Inc.
                          P. O. Box A
                          Trenton, N.J. 08691        1,195,550(4)         11.0%

Class B Common            Executive Officers
Stock, par value          and Directors
$.01 per share
                          Allan Wolk                   786,654(5)         58.4%

                          All officers and
                          directors as a
                          group (1 person)             786,654            58.4%

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

     In April, 2000, PEC's landlord, Allan Wolk and Sheffield Wolk, agreed with PEC to extend the above-described Orlando, Florida lease to March 31, 2010, to reduce the rent payable under the lease to $145,000 per year from April 1, 2000 through such revised expiration date, and to grant PEC the option to re-new the lease for up to two successive five-year periods at a reduced rent of $152,250 per annum during the first five-year period and at a reduced rent of $159,862 per annum during the second five-year period. Such arrangements were approved by the directors (Allan Wolk abstaining).

     In March, 1992, URT, as consideration, in part, for the agreement of Allan Wolk to reduce the amount of compensation which would have been payable to him under the employment agreement with him which was then in effect, agreed to refinance certain indebtedness which was then outstanding from Mr. Wolk to URT, by replacing the promissory notes with respect to such indebtedness by a new promissory note in the original principal amount of $207,640. The replacement promissory note permitted such indebtedness to be repaid over a period of eight years, from April 1, 1992 through March 31, 2000, with interest at the rate of 8.0% per annum, in 96 consecutive monthly installments in the amount of $2,935 each. The loan has now been fully repaid. Mr. Wolk used the funds lent to him to purchase shares of URT's Class A and Class B Common Stock from independent third parties. The disinterested directors authorized URT to finance such purchases as above-described, because they believed that such action would give Mr. Wolk continued incentive to remain with URT and to work to increase the value of its shares. Under Mr. Wolk's 1994 employment agreement with URT, Mr. Wolk was entitled to be credited, as additional compensation the amount of $2,935 per month during the period of his employment until the amount owed was repaid. As a result of such arrangements, during the 2000 fiscal year, Mr. Wolk was credited with a total of $35,220 with respect to the above-described indebtedness.

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

     In order to enable PEC to effect its Chapter 11 Plan of Reorganization in February, 1997, URT, in exchange for the issuance to it of 20,000,000 shares of PEC's authorized common stock (including 218,730 treasury shares), took the following steps: contributed $350,000 to the capital of PEC; waived an aggregate of $75,000 of dividends payable by PEC to URT with respect to the period running from January 1, 1996 to March 31, 1997; loaned $700,000 to PEC; and agreed that, subject to the terms of the Plan of Reorganization, it would guarantee the approximately $1,284,000 then payable to PEC's principal suppliers. In order to facilitate the issuance of such shares to URT, URT also waived its right to convert to common stock the Series A preferred stock of PEC which is owned by URT. PEC agreed to reimburse to URT any amounts for which URT might become liable pursuant to such guaranty on the part of URT. The loan from URT and the agreement to reimburse URT for any guaranty-related indebtedness were secured by a mortgage on PEC's Mobile, Alabama store.

     On or about November 29, 1997, URT, in order to further strengthen PEC's financial condition, agreed to forgive repayment of one-half of the $700,000 which was loaned by URT to PEC, together with the interest then accrued on the $350,000 so forgiven. On or about March 31, 1999, URT, in order to further strengthen PEC's financial condition, agreed to forgive the remaining $350,000 principal balance, excluding interest. Such interest is payable at the prime rate charged by Chase Manhattan Bank, N.A.

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

     On or about July 22, 1998, two of the directors and officers of URT and PEC, Brian Wolk and Jason Wolk, each received from URT, in recognition of substantial services provided to URT and PEC, 1,200,000 shares of the PEC common stock owned by URT. Such shares were transferred subject to the condition that if either such individual had voluntarily left the employ of PEC, or his employment had been terminated by PEC for cause, during the 24 month period ending July 21, 2000, then such individual would have been required to sell his 1,200,000 shares back to URT for the amount which the parties agreed to be the value of such 1,200,000 shares upon execution of the agreement. Such condition did not occur, with the result that the above- described shares are no longer subject to any re-sale back to URT. The issuances of shares to Brian Wolk and Jason Wolk were approved by the directors of URT (with the affected individual abstaining as to the vote with respect to the arrangements with him).

     On or about June 12, 2000, URT and PEC entered into an agreement under which URT agreed that in the event that certain conditions were met, which subsequently were met, and in the event that funds generated from PEC's operations and the proceeds of any debt financing which may be obtained are insufficient to meet PEC's then current projected operating requirements for the year ending April 1, 2001, then URT would take any necessary action to see that funds are available to cover any shortfalls up to April 1, 2001. Similar arrangements were in place during the prior two fiscal years.

     On or about September 15, 1998, URT loaned the sum of $150,000 to PEC. Such amounts were repaid by PEC to URT on or about December 24, 1998. On or about April 20, 1999, URT loaned the sum of $275,000 to PEC (the "April, 1999 loan"). Such amounts had been required to be repaid, without interest, on or before December 29,1999. On or about August 1, 2000, URT and PEC entered into an agreement under which the following arrangements were agreed to: PEC will use its best efforts to obtain the approval of the holder of the first mortgage on its Mobile, Alabama property to a proposed arrangement under which PEC would transfer such Mobile, Alabama property to URT, URT would forgive the $275,000 debt owed by PEC to it pursuant to the April, 1999 loan, URT would be responsible for the amounts owed pursuant to the outstanding loan from the holder of such first mortgage in accordance with the same loan repayment schedule which is already in place with PEC, PEC would remain responsible for the amounts owed pursuant to the existing second and third mortgages to Allan Wolk and URT, URT would lease the Mobile, Alabama property to PEC for a period of ten years with a ten year renewal option at a rent of $90,000 per annum ($103,500 per annum during the renewal term, if any) and URT, upon satisfaction of certain conditions, would deed over to Peaches a minority interest in such property. Such agreement further provides that if the approval of the holder of such first mortgage is not obtained by November 1, 2000, then URT and PEC shall not pursue such proposed arrangements between them, and URT will instead extend the date by which the April, 1999 loan must be repaid to September 1, 2001. In anticipation of the possible approval of the holder of such first mortgage URT and PEC have entered into a lease, which is expressly subject to such approval and the consummation of the above-described proposed arrangements between URT and PEC, under which URT would lease the Mobile, Alabama property to PEC on the terms and conditions described above. Such arrangements were approved by the directors.

     On or about May 11, 2000, URT's Chairman, Allan Wolk, loaned the sum of $200,000 to PEC. Such loan is required to be repaid by PEC by no later than December 20, 2000 with interest at the rate of 12% per annum. As security for such loan, PEC agreed to provide a mortgage on its Mobile, Alabama store, and URT, as an inducement to the loan of such funds on such terms, agreed to subordinate its second mortgage with respect to such store to the mortgage so granted to Mr. Wolk. Such arrangements were approved by the directors (Allan Wolk abstaining).

                                     PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) The following documents are filed as part of this report.
                                                                           Page
          1.  Consolidated Financial Statements

              Table of Contents

              Independent Auditors' Reports                               F-1

              URT Industries, Inc. and Subsidiaries
              Consolidated Financial Statements:

              Consolidated Balance Sheets as
              of April 1, 2000 and April 3, 1999                          F-3

              Consolidated Statements of Operations for each of the
              years in the three year period ended April 1, 2000.         F-4

              Consolidated Statements of Shareholders' Equity for each of the years in the three year period ended April 1, 2000. F-5

              Consolidated Statements of Cash Flows for each of the
              years in the three year period ended April 1, 2000.         F-6

              Notes to Consolidated Financial Statements.                 F-7

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

10.6 Stock Acquisition Agreement dated July 22, 1998 between URT and Brian Wolk pertaining to shares acquired by Brian Wolk, incorporated by reference to Exhibit 10.6 of URT's 10-K Annual Report dated July 26, 1999.

10.7 Stock Acquisition Agreement dated July 22, 1998 between URT and Jason Wolk pertaining to shares acquired by Jason Wolk, incorporated by reference to Exhibit 10.7 of URT's 10-K Annual Report dated July 26, 1999.

10.8 Letter Agreement dated as of October 1, 1997 between URT and Allan Wolk pertaining to services of Allan Wolk, incorporated by reference to
         Exhibit 10.8 of URT's 10-K Annual Report dated July 26, 1999.

10.9 Promissory Note dated September 15, 1998 made by PEC to URT, as payee, incorporated by reference to Exhibit 10.9 of URT's 10-K Annual Report dated July 26, 1999.

10.10 First Addendum to Lease dated September 30, 1998 between Allan Wolk and Sheffield Wolk, as Landlord, and PEC, as tenant, pertaining to Ft. Lauderdale Store, incorporated by reference to Exhibit 10.10 of URT's 10-K Annual Report dated July 26, 1999.

10.11 Loan Forgiveness Agreement dated November 29, 1998 between URT and PEC, incorporated by reference to Exhibit 10.11 of URT's 10-K Annual Report dated July 26, 1999.

10.12 Letter Agreement dated December 23, 1998 between URT and PEC pertaining to services of Allan Wolk, incorporated by reference to Exhibit 10.12 of URT's 10-K Annual Report dated July 26, 1999.

10.13 Letter Agreement dated December 23, 1998 between URT and Allan Wolk pertaining to services of Allan Wolk, incorporated by reference to
         Exhibit 10.13 of URT's 10-K Annual Report dated July 26, 1999.

10.14 Letter Agreement dated May 28, 1999 between URT and PEC pertaining to operating requirements during fiscal 2000, incorporated by reference to
         Exhibit 10.14 of URT's 10-K Annual Report dated July 26, 1999.

10.15 Promissory Note dated April 19, 1999 made by PEC to URT, as payee, incorporated by reference to Exhibit 10.15 of URT's 10-K Annual Report dated July 26, 1999.

10.16 Letter Agreement dated July 9, 1999 between URT and PEC pertaining to salary of Allan Wolk, incorporated by reference to Exhibit 10.16 of URT's 10-K Annual Report dated July 26, 1999.

10.17 Second Amendment to Lease dated April 1, 2000 between Allan Wolk and Sheffield Wolk, as landlord, and PEC, as tenant, pertaining to Orlando store, incorporated by reference to Exhibit 10.85 of PEC's 10-K Annual Report dated October 25, 2000.

10.18 Promissory Note dated May 11, 2000 from PEC in favor of Allan Wolk Individual Retirement Account Rollover, incorporated by reference to
         Exhibit 10.86 of PEC's 10-K Annual Report dated October 25, 2000.

10.19 Mortgage with Assignment of Rents, Security Agreement and Fixture Filing dated May 11, 2000 between PEC, as mortgagor, and Allan Wolk Individual Retirement Account Rollover, as mortgagee, incorporated by reference to Exhibit 10.87 of PEC's 10-K Annual Report dated October 25, 2000.

10.20 Subordination Agreement dated May 11, 2000 between PEC, URT and Allan Wolk Individual Retirement Account Rollover, incorporated by reference to Exhibit 10.88 of PEC's 10-K Annual Report dated October 25, 2000.

10.21 Letter Agreement dated July 10, 2000 between URT and Allan Wolk pertaining to fiscal 2000 salary of Allan Wolk.

10.22 Letter Agreement dated July 11, 2000 between URT and Allan Wolk pertaining to non-waiver of rights under 1994 employment agreement.

10.23 Letter Agreement dated August 1, 2000 between URT and PEC pertaining to Mobile, Alabama property and 1999 loan from URT to PEC, incorporated by reference to Exhibit 10.89 of PEC's 10-K Annual Report dated October 25, 2000.

10.24 Letter Agreement dated August 28, 2000 between URT and Allan Wolk pertaining to non-waiver of rights under 1994 employment agreement.

10.25 Letter Agreement dated April 14, 2000 between URT and PEC pertaining to fiscal 2000 compensation payable by PEC to Allan Wolk, incorporated by reference to Exhibit 10.90 of PEC's 10-K Annual Report dated October 25, 2000.

10.26 Lease Agreement dated August 1, 2000 between URT and PEC pertaining to Mobile, Alabama property, incorporated by reference to Exhibit 10.91 of PEC's 10-K Annual Report dated October 25, 2000.

10.27 Letter Agreement dated June 12, 2000 between URT and PEC pertaining to operating requirements during the year ending April 1, 2001.

10.28 Letter Agreement dated October 27, 2000 between URT and Allan Wolk pertaining to non-waiver of rights under 1994 employment agreement

22       Subsidiaries of URT.

27       Financial Data Schedule

         (b) Reports on Form 8-K.

         A Form 8-K dated March 29, 2000 was filed by URT on or about such date for the purpose of reporting on URT's change of accountants.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereon to duly authorized.

                                                URT INDUSTRIES, INC.

                                                By: /s/ Allan Wolk
                                                    ----------------------------
                                                    Allan Wolk,
                                                    Chairman of the Board

Dated: November 22, 2000


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Title                                            Date

By: /s/ Allan Wolk                                        November 22, 2000
    ----------------------------
    Allan Wolk,
    Chairman of the Board ,
    President (Principal
    Executive Officer) and Director

By: /s/ Brian Wolk                                        November 22, 2000
    ----------------------------
    Brian Wolk, Executive
    Vice President, Chief Legal
    Officer and Director

By: /s/ Jason Wolk                                        November 22, 2000
    ----------------------------
    Jason Wolk, Executive
    Vice President, Chief Financial
    Officer (Principal Financial and
    Accounting Officer), Treasurer,
    Secretary and Director